Form 10-Q
period 2007-06-30
Aspen Diversified Fund LLC
filed 2007-08-14
CIK 1330820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-----------------------------------------------------------------------------

                                  Form 10-Q

    XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2007

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period:____________________to____________________


                      Commission File Number: 000-52544


                          Aspen Diversified Fund LLC
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)


           Delaware                                   32-0145465
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)



                          1230 Peachtree Street, N.E.
                                  Suite 1750
                               Atlanta, GA 30309
                   ----------------------------------------
                   (Address of principal executive offices)


                                (404) 879-5126
                         ----------------------------
                              (Telephone Number)


                                Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	                                          XX   Yes	       No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer     Accelerated filer    XX Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

	                                                Yes	  XX   No

===============================================================================

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Aspen Diversified Fund LLC
                  Interim Statements of Financial Condition
       As of June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

                                                   June 30,      December 31,
                                                     2007            2006
                                                -------------    -------------
ASSETS

Investments in Investment Funds                 $ 71,990,098     $ 54,058,174
Cash and Cash Equivalents                          1,053,184          885,921
Interest and Other Receivables                         3,289            7,675
Membership Transfers Receivable                      230,725              -0-
Investments in Transit                             6,450,000          679,000
                                                -------------    -------------
                                                $ 79,727,296	 $ 55,630,770

LIABILITIES AND NET ASSETS

Liabilities:
   Trailing Commissions                         $      4,793     $      2,183
   Management, Incentive, and
        Administrative Fees Payable                  206,447           90,026
   Membership Redemptions Payable                    857,000          748,993
   Membership Transfers Payable                      230,725              -0-
   Capital Contributions received in advance       7,873,666        1,466,950
                                                -------------    -------------
                                                $  9,172,631     $  2,308,152

Net Assets                                        70,554,665       53,322,618
                                                -------------    -------------

                                                  79,727,296       55,630,770
                                                =============    =============

                          Aspen Diversified Fund LLC
                  Unaudited Interim Statements of Operations
                    As of June 30, 2007 and June 30, 2006

                                                 For the six      For the six
                                                 months ended     months ended
                                                   June 30,         June 30,
                                                     2007             2006
                                                -------------    -------------
Net Income from Investments in Investment Funds  $ 4,722,924     $    583,477

Operating Expenses
   Management and Incentive Fees                     522,962           41,752
   Administrative Expenses                           205,481           64,722
   Bank Fees                                           2,998            2,048
   Trailing Commissions                               23,539              -0-
                                                --------------    ------------
                                                     754,980          108,522
                                                -------------    -------------
NET INVESTMENT INCOME                              3,967,944          474,955

Interest Income                                       22,391           10,403
                                                -------------    -------------

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                   $ 3,990,335     $    485,357
                                                =============    =============

                                    - 1 -
-------------------------------------------------------------------------------

                          Aspen Diversified Fund LLC
                   Unaudited Interim Statements of Cash Flows
                      As of June 30, 2007 and June 30, 2006

                                                 For the six      For the six
                                                 months ended     months ended
                                                   June 30,         June 30,
                                                     2007             2006
                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Change in Net Assets
      resulting from Operations                  $ 3,990,335      $   485,357
   Adjustments to reconcile Net Increase in Net Assets resulting from Operations to cash used in Operating Activities:

      Net Change in Investments in
         Investment Funds		         (17,931,924)	   (3,907,555)
      Change in Interest Receivable		         943           (4,103)
      Change in Other Assets                        (227,284)      (1,730,000)
      Change in Investments in Transit		  (5,771,000)      (4,600,000)
      Change in Accounts Payable		   6,746,640	    4,067,809
      Change in Fees Payable		             117,840	       12,944
                                                -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES	         (13,074,449)	   (5,675,547)

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital Contributions received from Members    11,233,425        8,864,255
   Membership Redemptions	                   2,008,287	          -0-
                                                -------------    -------------
NET CASH FROM FINANCING ACTIVITIES	          13,241,712	    8,864,255

NET INCREASE IN CASH AND CASH EQUIVALENTS	     167,263	    3,188,707

Cash and Cash Equivalents at Beginning of Period     885,921	       39,324
                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,053,184	  $ 3,228,031
                                                =============    =============

Notes to Financial Statements:

NOTE A -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Aspen Diversified Fund, LLC ("the Company") is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Company allocates its assets among multiple investment managers by investing in investment funds that are traded by the managers. These investment funds engage in the trading of futures contracts, forwards and other commodity interests.

The following accounting policies are presented to assist the reader in understanding the Company's financial statements:

Investments in Investment Funds: Investments in investment funds are valued at fair value, which is measured based on the Company's proportionate interest in the net assets of the respective investment funds, and is determined from financial data provided by the investment funds and the investment funds' audited financial statements. Because of the inherent uncertainty of valuation, values of positions stated at fair value may differ significantly from what may actually be realized upon sale or disposition.

                                    - 2 -
-------------------------------------------------------------------------------

The investment funds' activities include the purchase and sale of derivative financial instruments such as commodity futures contracts, index options, forward currency contracts and other similar instruments. The investment funds value their investments in derivative instruments at fair value.

Net Income from Investments in Investment Funds: Net income from investments in investment funds includes any interest income, realized gains and losses, unrealized gains and losses, interest expense, and any other expenses that are directly attributable to the Company's investments in investment funds. Information is not available to provide separate disclosure of the dollar amounts of each component of the net income from investments in investment funds. Income earned and expenses incurred by the investment funds are passed through to the Company based on its percentage ownership in each respective fund.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Company's income, loss, deduction, and credit are passed through to, and taken into account by, the Company's members on their individual income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes. The difference between the tax basis and reported amounts of the Partnership's investments is not available.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Company considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B -- INVESTMENTS IN INVESTMENT FUNDS

At June 30, 2007 and during the six-months then ended investments in investment funds and net investment income consisted of the following:

                            Net Income                              % of Fund's
                              (Loss)      Cost Basis    Fair Value   Net Assets
                            ----------   -----------   -----------  -----------
The Absolute Return
   Commodity Fund, LDC      $  154,602   $ 6,168,200   $ 6,926,522      9.82%
Aspect Diversified Fund        817,069     8,765,010    10,125,388     14.35%
CFM Discus Fund LP             262,415     4,497,990     4,763,169      6.75%
FORT Global Contrarian, LP   1,189,621    12,748,751    14,871,109     21.08%
Global Commodities
   Systematic LP                 5,400       600,000       605,400      0.86%
Grinham Diversified Fund, LP   242,104     6,618,000     6,987,685      9.90%
HFR Offshore Select Fund       813,543    13,450,000    14,977,719     21.23%
Man-AHL Diversified II LP      406,485     4,164,200     5,043,326      7.15%
Welton Global Capital
   Markets Fund, Ltd.          831,685     6,612,999     7,689,780     10.90%
                            ----------   -----------   -----------    -------
TOTAL                       $4,722,924   $63,625,150   $71,990,098    102.03%

Other Assets, Less Liabilities                          (1,435,433)    -2.03%
                                                       -----------    -------
                                                       $70,554,665    100.00%
                                                       ===========    =======

                                    - 3 -
-------------------------------------------------------------------------------

At December 31, 2006 and during the year then ended, investments in investment funds and net investment income consisted of the following:

                            Net Income                              % of Fund's
                              (Loss)      Cost Basis    Fair Value   Net Assets
                            ----------   -----------   -----------  -----------
The Absolute Return
   Commodity Fund, LDC      $  329,016   $ 4,568,200   $ 5,171,920      9.70%
Aspect Diversified Fund        468,309     6,252,010     6,720,319     12.60%
CFM Discus Fund LP               2,764     4,497,990     4,500,754      8.44%
CMF Winton Feeder I LP         280,366           -0-           -0-      0.00%
FORT Global Contrarian, LP     861,975    10,008,751    10,941,488     20.52%
Grinham Diversified Fund, LP   127,581     4,800,000     4,927,581      9.24%
HFR Offshore Select Fund       714,176    10,700,000     1,414,176     21.41%
Man-AHL Diversified II LP      208,919     4,164,200     4,636,841      8.70%
Welton Global Capital
    Markets Fund, Ltd.         145,096     5,599,999     5,745,174     10.77%
Windjammer Fund I, LLC          41,207           -0-           -0-      0.00%
                            ----------   -----------   -----------  -----------
TOTAL                       $3,179,409   $50,591,150   $54,058,174    101.38%

Other Assets, Less Liabilities                            (735,556)    -1.38%
                                                       -----------    -------
                                                       $53,322,618    100.00%

The investment objectives and policies for the investment funds are as follows:

                                                                    Redemptions
Investment Fund               Investment Objectives                 Permitted
-------------------------------------------------------------------------------
The Absolute Return
   Commodity Fund, LDC        Fixed Income Specialists               Quarterly
Aspect Diversified Fund       Diversified Long-Term Trend Follower   Monthly
CFM Discus Fund LP            Diversified Long-Term Trend Follower   Monthly
FORT Global Contrarian, LP    Contra-Trend                           Monthly
Global Commodity
   Systematic LP              Diversified Short-Term Trend Follower  Annually
Grinham Diversified Fund, LP  Diversified Short-Term Trend Follower  Monthly
HFR Offshore Select Fund      Diversified Long-Term Trend Follower   Monthly
Man-AHL Diversified II LP     Diversified Long-Term Trend Follower   Monthly
Welton Global Capital
   Markets Fund, Ltd.         Diversified Long-Term Trend Follower   Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund, and certain of the investment funds include restrictions on the total amount of annual redemptions that can be made by an investor. Management is required to disclose any investments that exceed 5% of the Company's capital at year end. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Company's capital at March 31, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, the Company had transferred $6,450,000 and $679,000, respectively, to the investment funds that will not be credited to its respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C -- NET ASSETS

The Company maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Company admits members only on the first day of each month. At June 30, 2007 and December 31, 2006, the Company had received capital contributions of $7,873,666 and $1,466,950, respectively that were credited to the member's capital accounts on first day of the following month.

                                    - 4 -
-------------------------------------------------------------------------------

The Company may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Company.

Unit transactions for the year ended December 31, 2006 and the six-months ended June 30, 2007 were as follows:

                                        Class A    Class B    Class E     Total
                                        -------    -------    -------   -------
Units outstanding at January 1, 2006        -0-      5,039    144,363   149,402
Units issued                             12,558    326,688     21,707   360,953
Units redeemed                              -0-      9,375     23,156    32,531
                                        -------    -------    -------   -------
Units outstanding at December 31, 2006   12,558    322,352    142,914   477,824

Net unit value at December 31, 2006     $105.21    $111.05    $113.39
                                        =======    =======    =======

Units outstanding at December 31, 2006   12,558    322,352    142,914   477,824
Units issued                             10,342    183,808      2,331   196,481
Units redeemed                              -0-     12,989      8,316    21,305
                                        -------    -------    -------   -------
Units outstanding at June 30, 2007       22,900    493,171    136,929   653,000

Net unit value at June 30, 2007         $110.09    $117.24    $121.02
                                        =======    =======    =======

NOTE D -- RELATED PARTY TRANSACTIONS

The Company pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

                                        Class A    Class B    Class C   Class E
                                        -------    -------    -------   -------
Management Fees                           1.00%      1.00%      0.75%     0.00%
Incentive Fees                           10.00%     10.00%      7.50%     0.00%
Administrative Fees                       0.65%      0.65%      0.65%     0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark, as defined. During the six-months ended June 30, 2007 and 2006, the Company recognized management and incentive fee expense of approximately $522,962 and $41,752, respectively.

During the six-months ended June 30, 2007 and 2006, the Company recognized expenses of $205,481 and $64,722, respectively, related to certain accounting and administrative services provided by the managing member.

At March 31, 2007 and December 31, 2006, accounts payable consisted of $206,447 and $90,026, respectively, related to management fees, incentive fees and administrative fees.

NOTE E -- SUBSEQUENT EVENTS

During the period from July 1, 2007 through August 14, 2007, the Company received additional capital contributions of $1,554,129, and certain members requested capital withdrawals of $153,999.56.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Liquidity. There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. The Investee Pools that the Registrant invests in have varying liquidity opportunities ranging from monthly to annually. The Registrant maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by Members. Redemption requests could be delayed due to liquidity constraints of Investee Pools.

                                    - 5 -
-------------------------------------------------------------------------------

Capital Resources. There are no material commitments for capital expenditures as of the end of the latest fiscal period outside the Fund's normal operating expenditures. Capital invested in the Fund has increased as investors continue to purchase interests in the Fund. The Fund anticipates offering interests on a continuing basis, increasing the total capital available for investment.

Results of Operations. The Fund is a collective investment pool. The net assets of the pool continue to increase as new interests are issued. Performance of the Fund may vary considerably from one fiscal year to the next. The collective performance results of the Investee Pools was positive during the six months ending June 30, 2007. Investee Pool performance coupled with ongoing operating expenses resulted in a net gain of 5.54% for the overall pool during the first half of 2007. The net gain for the Class A Units was 4.64%; the net gain for the Class B Units was 5.58%; and the net gain for the Class E Units was 6.73%.

Off-Balance Sheet Arrangements. Not applicable.

Tabular Disclosure of Contractual Obligations.  Not applicable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

Market movements result in frequent changes in the fair market value of the Fund's holdings and, consequently, in its earnings and cash flow. The Fund's market risk is directly influenced by the market risk inherent in the trading of market sensitive instruments traded by Investee Pools. Holdings by Investee Pools are influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Investee Pools' open positions and the liquidity of the markets in which they trade.

Investee Pools in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not indicative of its future results. See Form 10 "Item 1A. Risk Factors" for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. The exposure by Investee Pools to various market sectors is not transparent to the Fund and therefore, it is not possible to calculate the Value at Risk in any particular market sector. The Value at Risk exposure of the Fund with any given Investee Pool is the amount of capital invested with that Investee Pool, as set forth below.

                                                           June 30, 2007
Fair Value of Market Risk Sensitive Instruments       Fair Value    % of Total
-------------------------------------------------    -----------    ----------
The Absolute Return Commodity Fund, LDC              $ 6,926,522       9.62%
Aspect Diversified Fund                               10,125,388      14.06%
CFM Discus Fund LP                                     4,763,169       6.62%
FORT Global Contrarian, LP                            14,871,109      20.66%
Global Commodity Systematic LP                           605,400       0.84%
Grinham Diversified Fund, LP                           6,987,685       9.71%
HFR Offshore Select Fund                              14,977,719      20.81%
Man-AHL Diversified II LP                              5,043,326       7.01%
Welton Global Capital Markets Fund, Ltd.               7,689,780      10.68%
                                                     -----------    ----------
TOTAL                                                $71,990,098     100.00%
                                                     ===========    ==========

                                    - 6 -
-------------------------------------------------------------------------------

Each Investee Pool establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Withdrawal Opportunities of Investee Pools               Withdrawals Permitted
--------------------------------------------------       ---------------------
The Absolute Return Commodity Fund, LDC                         Quarterly
Aspect Diversified Fund                                         Monthly
CFM Discus Fund LP                                              Monthly
FORT Global Contrarian, LP                                      Monthly
Global Commodity Systematic LP                                  Annually
Grinham Diversified Fund, LP                                    Monthly
HFR Offshore Select Fund                                        Monthly
Man-AHL Diversified II LP                                       Monthly
Welton Global Capital Markets Fund, Ltd.                        Monthly

Item 4.  Controls and Procedures.

The Managing Partner and the Chief Compliance Officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of June 30, 2007, the Fund's disclosure controls are effective. There have been no significant changes in the Fund's internal control over financial reporting in the six months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Fund's internal control over financial reporting.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any material legal proceedings threatened or pending to which the registrant is a party or of which any of the registrant's property is subject.

Item 1A.  Risk Factors.

There have been no material changes from risk factors previously disclosed in response to Item 1A to Part 1 of the registrant's Form 10.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2007 through June 30, 2006, a total of 142,749.65 Units were sold for the aggregate net subscription amount of $515,716,869. Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Details of the sale of these interests are as follows:

                                   Subscription     Number     Price
Date of Sale    Class of Units        Amount       of Units   Per Unit
------------    --------------     ------------   ---------   --------
01/01/2007      Class A            $   395,000     3,754.37   $ 105.21
01/01/2007      Class B              1,046,950     9,427.88     111.05
02/01/2007      Class A                250,000     2,335.55     107.04
02/01/2007      Class B              2,424,087    21,424.27     113.15
02/01/2007      Class E                 39,133       337.75     115.86
03/01/2007      Class A                337,000     3,250.28     103.68
03/01/2007      Class B              7,064,725    64,349.83     109.79
04/01/2007      Class A                399,000     3,928.53     101.56
04/01/2007      Class B              1,528,870    14,192.26     107.73
05/01/2007      Class B              1,091,411     9,754.74     111.89
05/01/2007      Class E                 40,432       352.01     114.86
06/01/2007      Class A                110,000     1,018.64     107.99
06/01/2007      Class B                990,261     8,623.54     114.83
                                   ------------  ----------   --------
TOTAL                              $15,716,869   142,749.65

                                    - 7 -
-------------------------------------------------------------------------------

(b)  Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)  Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)  Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)  Terms of Conversion or Exercise.

Not applicable.

(f)  Use of Proceeds.

The proceeds from the sale of interests will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund's Investee Pools and Portfolio Managers may trade in as many as thirty to over fifty markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities, and energy.

The Managing Member estimates that 90% or more of the Fund's assets with Investee Pools or Portfolio Managers, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts. All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund. The balance of the Fund's assets will be held in cash in the Fund's bank accounts and will be used to maintain liquidity to pay Fund expenses. The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to the Managing Member, any affiliate or employee of the Managing Member or any other party, and will not invest in equity securities without prior notice to Members. The Managing Member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

                                    - 8 -
-------------------------------------------------------------------------------

Item 6.  Exhibits.

31.1 Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2 Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1 Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated:  March 31, 2007
	Aspen Diversified Fund LLC

	By: 	Aspen Partners, Ltd., Managing Member


	/s/ Adam Langley

	By:	Adam Langley
		Chief Compliance Officer


                                    - 9 -
-------------------------------------------------------------------------------