Form 10-Q
period 2007-09-30
Aspen Diversified Fund LLC
filed 2007-11-15
CIK 1330820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-----------------------------------------------------------------------------

                                  Form 10-Q

    XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 2007

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

===============================================================================

Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          Aspen Diversified Fund LLC
                  Interim Statements of Financial Condition
     As of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

                                                September 30,     December 31,
                                                     2007            2006
                                                -------------    -------------
ASSETS

Investments in Investment Funds                 $ 78,319,576     $ 54,058,174
Cash and Cash Equivalents                            860,364          885,921
Interest and Other Receivables                         3,672            7,675
Investments in Transit                             1,000,000          679,000
                                                -------------    -------------
                                                $ 80,183,612	 $ 55,630,770

LIABILITIES AND NET ASSETS

Liabilities:
   Trailing Commissions Payable                 $      4,800     $      2,183
   Management, Incentive, and
        Administrative Fees Payable                   89,611           90,026
   Membership Redemptions Payable                    790,632          748,993
   Capital Contributions received in advance       1,461,545        1,466,950
                                                -------------    -------------
                                                $  2,346,588     $  2,308,152

Net Assets                                        77,837,024       53,322,618
                                                -------------    -------------

                                                  80,183,612       55,630,770
                                                =============    =============

                          Aspen Diversified Fund LLC
                  Unaudited Interim Statements of Operations
                As of September 30, 2007 and September 30, 2006

                                                For the nine     For the nine
                                                months ended     months ended
                                                September 30,    September 30,
                                                    2007             2006
                                                -------------    -------------
Net Income from Investments in Investment Funds  $ 3,232,402     $    769,870

Operating Expenses
   Management and Incentive Fees                     675,248           88,579
   Administrative Expenses                           330,551          120,542
   Bank Fees                                           4,498            3,545
   Trailing Commissions                               38,300              650
                                                --------------    ------------
                                                   1,048,597          213,316
                                                -------------    -------------
NET INVESTMENT INCOME                              2,183,805          556,554

Interest Income                                       33,281           34,888
                                                -------------    -------------

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                   $ 2,217,086     $    591,442
                                                =============    =============

                                    - 1 -
-------------------------------------------------------------------------------

                          Aspen Diversified Fund LLC
                   Unaudited Interim Statements of Cash Flows
                 As of September 30, 2007 and September 30, 2006

                                                For the nine     For the nine
                                                months ended     months ended
                                                September 30,    September 30,
                                                    2007             2006
                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Change in Net Assets
      resulting from Operations                  $ 2,217,087      $   591,442
   Adjustments to reconcile Net Increase in Net Assets resulting from Operations to cash used in Operating Activities:

      Net Change in Investments in
         Investment Funds		         (24,545,082)	  (26,618,899)
      Change in Interest Receivable		     (33,832)          (5,935)
      Change in Investments in Transit		      20,108        4,450,126
      Change in Accounts Payable		     (21,918)	      482,676
      Change in Fees Payable		                 450	       (9,041)
                                                -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES	         (22,363,187)	  (21,109,631)

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital Contributions received from Members    22,297,319       21,736,445
   Membership Redemptions	                      40,310	          -0-
                                                -------------    -------------
NET CASH FROM FINANCING ACTIVITIES	          22,337,629	   21,736,445

NET INCREASE IN CASH AND CASH EQUIVALENTS	     (25,558)	      626,814

Cash and Cash Equivalents at Beginning of Period     885,921	       39,324
                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   860,363	  $   666,138
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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Company's income, loss, deduction, and credit are passed through to, and taken into account by, the Company's members on their individual income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes. The difference between the tax basis and reported amounts of the Company's investments is not available.

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

NOTE B -- INVESTMENTS IN INVESTMENT FUNDS

At September 30, 2007 and during the nine-months then ended investments in investment funds and net investment income consisted of the following:

                            Net Income                              % of Fund's
                              (Loss)      Cost Basis    Fair Value   Net Assets
                            ----------   -----------   -----------  -----------
The Absolute Return
   Commodity Fund, LDC      $  721,100   $ 6,418,200   $ 7,743,020      9.95%
Aspect Diversified Fund        (33,501)   10,765,010    11,274,818     14.49%
CFM Discus Fund LTD           (713,391)    4,497,990     3,787,363      4.87%
FORT Global Contrarian, LP     (18,773)   14,248,751    15,162,715     19.48%
Global Commodities
   Systematic LP               175,989     1,480,000     1,655,989      2.13%
Grinham Diversified
   Fund, LP                    790,544     8,808,000     9,726,125     12.50%
HFR Offshore Select Fund     1,458,024    13,450,000    15,622,200     20.07%
Man-AHL Diversified II LP      434,602     4,164,200     5,071,443      6.52%
Welton Global Capital
   Markets Fund, Ltd.          417,808     7,612,999     8,275,903     10.63%
                            ----------   -----------   -----------    -------
TOTAL                       $3,232,402   $71,445,150   $78,319,576    100.62%

Other Assets, Less Liabilities                            (482,552)    -0.62%
                                                       -----------    -------
                                                       $77,837,024    100.00%
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

The investment objectives and policies for the investment funds are as follows:

                                                                    Redemptions
Investment Fund               Investment Objectives                 Permitted
-------------------------------------------------------------------------------
The Absolute Return
   Commodity Fund, LDC        Fixed Income Specialists               Quarterly
Aspect Diversified Fund       Diversified Long-Term Trend Follower   Monthly
CFM Discus Fund LTD           Diversified Long-Term Trend Follower   Monthly
FORT Global Contrarian, LP    Contra-Trend                           Monthly
Global Commodity
   Systematic LP              Diversified Short-Term Trend Follower  Annually
Grinham Diversified Fund, LP  Diversified Short-Term Trend Follower  Monthly
HFR Offshore Select Fund      Diversified Long-Term Trend Follower   Monthly
Man-AHL Diversified II LP     Diversified Long-Term Trend Follower   Monthly
Welton Global Capital
   Markets Fund, Ltd.         Diversified Long-Term Trend Follower   Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund, and certain of the investment funds include restrictions on the total amount of annual redemptions that can be made by an investor. Management is required to disclose any investments that exceed 5% of the Company's capital at year end. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Company's capital at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, the Company had transferred $1,000,000 and $679,000, respectively, to the investment funds that will not be credited to its respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C -- NET ASSETS

The Company maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Company admits members only on the first day of each month. At September 30, 2007 and December 31, 2006, the Company had received capital contributions of $1,461,545 and $1,466,950, respectively that were credited to the member's capital accounts on first day of the following month.

                                    - 4 -
-------------------------------------------------------------------------------

The Company may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Company.

Unit transactions for the year ended December 31, 2006 and the nine-months ended September 30, 2007 were as follows:

                                        Class A    Class B    Class E     Total
                                        -------    -------    -------   -------
Units outstanding at January 1, 2006        -0-      5,039    144,363   149,402
Units issued                             12,558    326,688     21,707   360,953
Units redeemed                              -0-      9,375     23,156    32,531
                                        -------    -------    -------   -------
Units outstanding at December 31, 2006   12,558    322,352    142,914   477,824

Net unit value at December 31, 2006     $105.21    $111.05    $113.39
                                        =======    =======    =======

Units outstanding at December 31, 2006   12,558    322,352    142,914   477,824
Units issued                             18,023    222,848      2,374   243,245
Units redeemed                              800     20,385     10,018    31,203
                                        -------    -------    -------   -------
Units outstanding at September 30, 2007  29,781    524,815    135,270   689,866

Net unit value at September 30, 2007    $106.96    $114.49    $121.02
                                        =======    =======    =======

NOTE D -- RELATED PARTY TRANSACTIONS

The Company pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

                                        Class A    Class B    Class C   Class E
                                        -------    -------    -------   -------
Management Fees                           1.00%      1.00%      0.75%     0.00%
Incentive Fees                           10.00%     10.00%      7.50%     0.00%
Administrative Fees                       0.65%      0.65%      0.25%     0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark, as defined. During the nine-months ended September 30, 2007 and 2006, the Company recognized management and incentive fee expense of approximately $675,248 and $88,579, respectively.

During the nine-months ended September 30, 2007 and 2006, the Company recognized expenses of $330,551 and $120,542, respectively, related to certain accounting and administrative services provided by the managing member.

At September 31, 2007 and December 31, 2006, accounts payable consisted of $89,611 and $90,026, respectively, related to management fees, incentive fees and administrative fees.

NOTE E -- SUBSEQUENT EVENTS

During the period from October 1, 2007 through November 14, 2007, the Company received additional capital contributions of $2,260,708, and certain members requested capital withdrawals of $484,320.

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

Results of Operations. The Fund is a collective investment pool. The net assets of the pool continue to increase as new interests are issued. Performance of the Fund may vary considerably from one fiscal year to the next. The collective performance results of the Investee Pools was positive during the nine months ending September 30, 2007. Investee Pool performance coupled with ongoing operating expenses resulted in a net gain of 5.56% for the overall pool during the nine-months ending September 2007. The net gain for the Class A Units was 1.67%; the net gain for the Class B Units was 3.10%; and the net gain for the Class E Units was 4.49%.

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

                                                         September 30, 2007
Fair Value of Market Risk Sensitive Instruments       Fair Value    % of Total
-------------------------------------------------    -----------    ----------
The Absolute Return Commodity Fund, LDC              $ 7,743,020       9.89%
Aspect Diversified Fund                               11,274,818      14.40%
CFM Discus Fund LTD                                    3,787,363       4.84%
FORT Global Contrarian, LP                            15,162,715      19.36%
Global Commodity Systematic LP                         1,655,989       2.11%
Grinham Diversified Fund, LP                           9,726,125      12.42%
HFR Offshore Select Fund                              15,622,200      19.95%
Man-AHL Diversified II LP                              5,071,443       6.48%
Welton Global Capital Markets Fund, Ltd.               8,275,903      10.57%
                                                     -----------    ----------
TOTAL                                                $78,319,576     100.00%
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

Item 4.  Controls and Procedures.

The Managing Partner and the Chief Compliance Officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of September 30, 2007, the Fund's disclosure controls are effective. There have been no significant changes in the Fund's internal control over financial reporting in the nine months ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Fund's internal control over financial reporting.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2007 through September 30, 2007, a total of 142,749.65 Units were sold for the aggregate net subscription amount of $15,716,869. Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Details of the sale of these interests are as follows:

                                   Subscription     Number     Price
Date of Sale    Class of Units        Amount       of Units   Per Unit
------------    --------------     ------------   ---------   --------
01/01/2007      Class A            $   395,000     3,728.71   $ 105.93
01/01/2007      Class B              1,046,950     9,427.89     111.05
02/01/2007      Class A                250,000     2,242.13     111.50
02/01/2007      Class B              2,424,087    21,424.27     113.15
02/01/2007      Class E                 39,133       337.75     115.86
03/01/2007      Class A                337,000     3,192.41     105.56
03/01/2007      Class B              7,064,725    64,349.83     109.79
04/01/2007      Class A                399,000     3,889.15     102.59
04/01/2007      Class B              1,528,870    14,192.26     107.73
05/01/2007      Class B              1,091,411     9,754.74     111.89
05/01/2007      Class E                 40,432       352.01     114.86
06/01/2007      Class A                110,000     1,018.64     107.99
06/01/2007      Class B                990,262     8,623.54     114.83
07/01/2007      Class B              7,674,978    65,463.72     117.24
07/01/2007      Class E                198,688     1,641.71     121.02
08/01/2007      Class A                179,000     1,662.96     107.64
08/01/2007      Class B              1,142,620     9,950.85     114.83
08/01/2007      Class E                  5,000        42.15     118.63
09/01/2007      Class A                 90,000       886.85     101.48
09/01/2007      Class E                889,886     8,205.50     108.45
                                   ------------  ----------   --------
TOTAL                              $25,897,042   230,387.07

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

Dated:  November 14, 2007
	Aspen Diversified Fund LLC

	By: 	Aspen Partners, Ltd., Managing Member


	/s/ Adam Langley

	By:	Adam Langley
		Chief Compliance Officer


                                    - 9 -
-------------------------------------------------------------------------------