Form 10-Q/A
period 2007-06-30
Aspen Diversified Fund LLC
filed 2008-04-16
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
Amendment No. 1 to Form 10-Q filed on August 14, 2007
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________________________ to _________________________

Commission file number: 000-52544

ASPEN DIVERSIFIED FUND LLC
(Exact name of registrant as specified in its charter)

Delaware	32-0145465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1230 Peachtree Street, N.E. Suite 1750 Atlanta, Georgia 30309
(Address of principal executive offices)

(404) 879-5126
(Registrant's telephone number, including area code)

Not Applicable
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Explanatory Note

Aspen Diversified Fund LLC ("Aspen") is filing this first amendment on Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2007 (the "Form 10-Q"), in order to include financial information for the quarters ended June 30, 2007 and 2006 in its interim financial statements as required under Regulation S-X and to correct non-material inaccuracies in certain financial statements and other typographical errors. Except as described above, no other changes were made to the Form 10-Q filed on August 14, 2007.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Aspen Diversified Fund LLC
Statements of Assets and Liabilities
as of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS

Investments in investment funds–at fair value
(cost: $64,028,450 and $50,773,930 at June 30, 2007 and December 31, 2006, respectively)	$71,990,098	$54,058,174
Cash and cash equivalents	1,127,902	885,921
Interest and other receivables	3,289	7,675
Membership transfers receivable	230,725	-0-
Investments in transit	6,450,000	679,000

	$79,802,014	$55,630,770

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$4,793	$2,183
Management, incentive and administrative fees payable	281,165	90,026
Membership redemptions payable	857,000	748,993
Membership transfers payable	230,725	-0-
Capital contributions received in advance of admission date	7,873,666	1,466,950
	9,247,349	2,308,152

Net assets	70,554,665	53,322,618

	$79,802,014	$55,630,770

Aspen Diversified Fund LLC
Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Investment income

Realized and unrealized gains on investments
Realized gains on investments	$-0-	$371,602	$45,519	$317,602
Unrealized gains (loss) on investments	6,282,967	(278,844)	4,677,405	265,875
Net realized and unrealized gains on investments	6,282,967	38,758	4,722,924	583,477

Interest income	7,527	8,822	22,391	10,403
Total investment income	6,290,494	47,580	4,745,315	593,880

Operating expenses
Management and incentive fees	335,196	34,191	522,962	41,752
Administrative expenses	109,414	36,930	205,481	64,722
Bank fees	1,311	1,206	2,998	2,048
Trailing commissions	13,623	-0-	23,539	-0-
Total operating expenses	459,544	72,327	754,980	108,522

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,830,950	$(24,747)	$3,990,335	$485,358

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the three months ended June 30, 2007

	Class A	Class B	Class E	Total
Net assets at March 31, 2007	$2,206,155	$44,570,021	$15,782,776	$62,558,952
Additions	505,000	3,610,543	40,432	4,155,975
Redemptions	-0-	(1,043,799)	(947,413)	(1,991,212)
Net increase from operations	220,462	4,113,046	1,497,442	5,830,950
Net assets at June 30, 2007	$2,931,617	$51,249,811	$16,373,237	$70,554,665

Units outstanding at March 31, 2007	21,722	413,736	142,829
Additions	4,907	32,571	352
Redemptions	-0-	(9,172)	(7,893)
Units outstanding at June 30, 2007	26,629	437,135	135,288

Net asset value per unit at June 30, 2007	$110.09	$117.24	$121.02
Weighted average number of units outstanding	25,781	431,339	142,425
Increase in net assets from operations per unit	$8.55	$9.54	$10.51

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the three months ended June 30, 2006

	Class A	Class B	Class E	Total
Net assets at March 31, 2006	$-0-	$2,536,181	$15,576,950	$18,113,131
Additions	-0-	6,777,505	368,258	7,145,763
Redemptions	-0-	(1,248)	(375,591)	(376,839)
Net (decrease) increase from operations	-0-	(128,782)	104,034	(24,748)
Net assets at June 30, 2006	$-0-	$9,183,656	$15,673,651	$24,857,307

Units outstanding at March 31, 2006	-0-	23,891	145,448
Additions	-0-	62,614	3,305
Redemptions	-0-	(11)	(3,398)
Units outstanding at June 30, 2006	-0-	86,494	145,355

Net asset value per unit at June 30, 2006	$-0-	$106.18	$107.83
Weighted average number of units outstanding	-0-	54,529	145,957
(Decrease) increase in net assets from operations per unit	$-0-	$(2.36)	$0.71

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the six months ended June 30, 2007

	Class A	Class B	Class E	Total
Net assets at December 31, 2006	$1,321,283	$35,796,542	$16,204,793	$53,322,618
Additions	1,468,300	14,146,305	79,565	15,694,170
Redemptions	-0-	(1,456,628)	(995,830)	(2,452,458)
Net increase from operations	142,034	2,763,592	1,084,709	3,990,335
Net assets at June 30, 2007	$2,931,617	$51,249,811	$16,373,237	$70,554,665

Units outstanding at December 31, 2006	12,558	322,352	142,914
Additions	14,071	127,773	690
Redemptions	-0-	(12,990)	(8,316)
Units outstanding at June 30, 2007	26,629	437,135	135,288

Net asset value per unit at June 30, 2007	$110.09	$117.24	$121.02
Weighted average number of units outstanding	20,569	381,511	142,777
Increase in net assets from operations per unit	$6.91	$7.24	$7.60

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the six months ended June 30, 2006

	Class A	Class B	Class E	Total
Net assets at December 31, 2005	$-0-	$521,142	$14,986,553	$15,507,695
Additions	-0-	8,760,505	494,793	9,255,298
Redemptions	-0-	(1,789)	(389,255)	(391,044)
Net (decrease) increase from operations	-0-	(96,202)	581,560	485,358
Net assets at June 30, 2006	$-0-	$9,183,656	$15,673,651	$24,857,307

Units outstanding at December 31, 2005	-0-	5,039	144,363
Additions	-0-	81,472	4,519
Redemptions	-0-	(17)	(3,527)
Units outstanding at June 30, 2006	-0-	86,494	145,355

Net asset value per unit at June 30, 2006	$-0-	$106.18	$107.83
Weighted average number of units outstanding	-0-	27,250	145,522
(Decrease) increase in net assets from operations per unit	$-0-	$(3.53)	$4.00

Aspen Diversified Fund LLC
Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$3,990,335	$485,358

Adjustments to reconcile net increase in net assets resulting from operations to cash used in operating activities:
Increase in investments in investment funds	(17,754,519)	(8,790,000)
Redemptions from investments in investment funds	4,545,519	5,465,922
Net realized gains from investments	(45,519)	(317,602)
Increase in unrealized gains from investments	(4,677,405)	(265,875)
Decrease (increase) in interest receivable	4,386	(4,104)
Increase in investments in transit	(5,771,000)	(4,600,000)
Increase in commissions payable	2,610	-0-
Increase in fees payable	191,139	12,455

NET CASH USED IN OPERATING ACTIVITIES	(19,514,454)	(8,013,846)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Capital contributions received from members	21,870,161	11,533,448
Membership redemptions	(2,113,726)	(330,895)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,756,435	11,202,553

NET INCREASE IN CASH AND CASH EQUIVALENTS	241,981	3,188,707

Cash and cash equivalents at beginning of period	885,921	39,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,127,902	$3,228,031

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund allocates its assets among multiple investment managers by investing in investment funds that are traded by the managers. These investment funds engage in the trading of futures contracts, forwards and other commodity interests.

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

The accompanying unaudited financial statements of the Fund have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Fund for the periods presented have been included. The following is a description of the more significant of those policies that the Fund follows in preparing its financial statements.

Investments in Investment Funds:
Investments in investment funds are valued at fair value, which is measured based on the Fund’s proportionate interest in the net assets of the respective investment funds, and is determined from financial data provided by the investment funds. All of the financial instruments held by the investment funds are reported at fair value. Because of the inherent uncertainty of valuation, values of positions stated at fair value may differ significantly from what may actually be realized upon sale or disposition. Investments without a ready market are valued by the fund managers based upon available financial data, market conditions and comparable valuations for similar investments with a ready market.

Net Income from Investments in Investment Funds:
Net income from investments in investment funds includes any realized gains and losses, unrealized gains and losses, and other expenses that are directly attributable to the Fund’s investments in investment funds. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on their trade date.

Income Taxes:
No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction, and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes.

Effective January 1, 2007, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. The adoption of FIN 48 had no impact on the Fund’s financial statements.

Cash and Cash Equivalents:
For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At June 30, 2007, cash on deposit included approximately $972,000 in excess of federally insured limits.

New Accounting Standard:
Effective January 1, 2008, the Fund adopted the requirements of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund will begin to classify its investments into Level I, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The impact on future presentation and disclosure is currently being considered by the Fund. The Fund has determined that the fair value of investments as a result of the adoption of this new standard on January 1, 2008 is unlikely to materially differ from the fair values at June 30, 2007.

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At June 30, 2007 and during the six months then ended, investments in investment funds and net investment income consisted of the following:

				% of Fund's
	Net Income	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$154,602	$6,350,980	$6,926,522	9.82%
Aspect US Fund LLC	817,069	8,838,000	10,125,388	14.35%
CFM Discus Fund LTD	262,415	4,545,519	4,763,169	6.75%
FORT Global Contrarian, LP	1,189,621	12,748,751	14,871,109	21.08%
Global Commodity Systematic LP	5,400	600,000	605,400	0.86%
Grinhan Diversified Fund (U.S.), LP	242,104	6,618,000	6,987,685	9.90%
HFR MF Diversified Select Master Trust	813,543	13,450,000	14,977,719	21.23%
Man-AHL Diversified II LP	406,485	4,164,200	5,043,326	7.15%
Welton Global Capital Markets Fund, Ltd.	831,685	6,713,000	7,689,780	10.89%
	$4,722,924	64,028,450	71,990,098	102.03%

Other assets, less liabilities			(1,435,433)	(2.03%	)

			$70,554,665	100.00%

At December 31, 2006 and during the six months ended June 30, 2006, investments in investment funds and net investment income consisted of the following:

	Net Income			% of Fund's
	(Loss)	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$390,938	$4,750,980	$5,171,920	9.70%
Aspect US Fund LLC	10,600	6,250,000	6,720,319	12.60%
CFM Discus Fund LTD	-0-	4,500,000	4,500,754	8.44%
CMF Winton Feeder I LP	224,984	-0-	-0-	0.00%
FORT Global Contrarian, LP	(70,980)	10,008,751	10,941,488	20.52%
Grinhan Diversified Fund (U.S.), LP	-0-	4,800,000	4,927,581	9.24%
HFR MF Diversified Select Master Trust	-0-	10,700,000	11,414,176	21.41%
Man-AHL Diversified II LP	(13,272)	4,164,200	4,636,841	8.70%
Welton Global Capital Markets Fund, Ltd.	-0-	5,599,999	5,745,095	10.77%
Windjammer Fund I, LLC	41,207	-0-	-0-	0.00%
	$583,477	50,773,930	54,058,174	101.38%

Other assets, less liabilities			(735,556)	(1.38%	)

			$53,322,618	100.00%

The investment objectives and policies for the investment funds are as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialists	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialists	Annually
Grinham Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at June 30, 2007 and December 31, 2006.

At June 30, 2007 and December 31, 2006, the Fund had remitted $6,450,000 and $679,000, respectively, to the investment funds that will not be credited to its respective capital accounts of those funds until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At June 30, 2007 and December 31, 2006, the Fund had received capital contributions of $7,873,666 and $1,466,950, respectively that were credited to the member’s capital accounts on first day of the following month. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

	Class A Units	Class B Units	Class E Units
Management fees	1.00%	1.00%	0.00%
Incentive fees	10.00%	10.00%	0.00%
Administrative fees	0.65%	0.65%	0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark, as defined. During the three months ended June 30, 2007 and 2006, the Fund recognized management and incentive fee expenses of $335,196 and $34,191, respectively. During the six months ended June 30, 2007 and 2006, the Fund recognized management and incentive fee expenses of $522,962 and $41,752, respectively.

During the three months ended June 30, 2007 and 2006, the Fund recognized administrative fee expenses of $109,414 and $36,930, respectively related to certain accounting and administrative services provided by the managing member. During the six months ended June 30, 2007 and 2006, the Fund recognized administrative fee expenses of $205,481 and $64,722, respectively, related to certain accounting and administrative services provided by the managing member.

At June 30, 2007 and December 31, 2006, accounts payable consisted of $281,165 and $90,026, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the quarter ended June 30, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at April 1, 2007	$101.56	$107.73	$110.50

Net income from investments in investment funds	9.81	10.42	10.70
Interest income	0.01	0.01	0.01
Total income	9.82	10.43	10.71

Management fees	(0.26)	(0.28)	-0-
Incentive fees	(0.34)	(0.46)	-0-
Administrative fees	(0.17)	(0.18)	(0.19)
Other expenses	(0.52)	-0-	-0-
Total expenses	(1.29)	(0.92)	(0.19)

Ending unit value at June 30, 2007	$110.09	$117.24	$121.02

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	9.22%		9.19%		9.15%
Operating expenses and management fees	(1.23%	)	(0.81%	)	(0.16%	)
Net income	7.99%		8.38%		8.99%
Rate of return	8.39%		8.83%		9.52%

The portfolio turnover rate for the quarter ended June 30, 2007 was 0.00%.

Financial highlights were as follows for the six months ended June 30, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at January 1, 2007	$105.21	$111.05	$113.39

Net income from investments in investment funds	7.31	7.76	7.97
Interest income	0.04	0.04	0.04
Total income	7.35	7.80	8.01

Management fees	(0.53)	(0.55)	-0-
Incentive fees	(0.54)	(0.69)	-0-
Administrative fees	(0.34)	(0.37)	(0.38)
Other expenses	(1.06)	-0-	-0-
Total expenses	(2.47)	(1.61)	(0.38)

Ending unit value at June 30, 2007	$110.09	$117.24	$121.02

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	9.12%		8.02%		6.97%
Operating expenses and management fees	(2.55%	)	(1.52%	)	(0.33%	)
Net income	6.57%		6.50%		6.64%
Rate of return	4.64%		5.58%		6.73%

The portfolio turnover rate for the six months ended June 30, 2007 was 0.00%.

Financial highlights were as follows for the quarter ended June 30, 2006:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at April 1, 2006	$0.00	$106.16	$107.10

Net income from investments in investment funds	-0-	0.89	0.88
Interest income	-0-	0.04	0.04
Total income	-0-	0.93	0.92

Management fees	-0-	(0.27)	-0-
Incentive fees	-0-	(0.46)	-0-
Administrative fees	-0-	(0.17)	(0.18)
Other expenses	-0-	(0.01)	(0.01)
Total expenses	-0-	(0.91)	(0.19)

Ending unit value at June 30, 2006	$0.00	$106.18	$107.83

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units		Class E Units
Net investment income	N/A	(1.41%	)	0.81%
Operating expenses and management fees	N/A	(0.77%	)	(0.17%	)
Net income	N/A	(2.19%	)	0.65%
Rate of return	N/A	0.02%		0.69%

The portfolio turnover rate for the quarter ended June 30, 2006 was 23.12%.

Financial highlights were as follows for the six months ended June 30, 2006:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at January 1, 2006	$0.00	$103.43	$103.81

Net income from investments in investment funds	-0-	4.32	4.33
Interest income	-0-	0.05	0.05
Total income	-0-	4.37	4.38

Management fees	-0-	(0.53)	-0-
Incentive fees	-0-	(0.74)	-0-
Administrative fees	-0-	(0.34)	(0.35)
Other expenses	-0-	(0.01)	(0.01)
Total expenses	-0-	(1.62)	(0.36)

Ending unit value at June 30, 2006	$0.00	$106.18	$107.83

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units		Class E Units
Net investment income	N/A	(1.38%	)	4.06%
Operating expenses and management fees	N/A	(1.93%	)	(0.34%	)
Net income	N/A	(3.30%	)	3.72%
Rate of return	N/A	2.66%		3.87%

The portfolio turnover rate for the six months ended June 30, 2006 was 24.90%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in any material way. The Investee Pools that the Registrant invests in have varying liquidity opportunities ranging from monthly to annually. The Registrant maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by Members. Redemption requests could be delayed due to liquidity constraints of Investee Pools.

Capital Resources.  There are no material commitments for capital expenditures as of the end of the latest fiscal period outside the Fund’s normal operating expenditures. Capital invested in the Fund has increased as investors continue to purchase interests in the Fund. The Fund anticipates offering interests on a continuing basis, increasing the total capital available for investment.

Results of Operations.  The Fund is a collective investment pool. The net assets of the pool continue to increase as new interests are issued. Performance of the Fund may vary considerably from one period to the next. Results may also vary considerably when compared to results from the same period in previous years.

Investee Pool performance during the quarter ended June 30, 2007 coupled with ongoing operating expenses resulted in a net gain of 8.39% for Class A Units, a net gain of 8.83% for Class B Units, and a net gain of 9.52% for Class E Units. No data is available to compare Class A Unit performance to the same period of the previous year, as Class A Units were first issued on August 1, 2006. Comparative performance for the quarter ended June 30, 2006 resulted in a net gain of 0.02% for Class B Units and 0.69% for Class E Units. Differences in these results may be attributable to changes in Investee Pools made possible by increased assets of the Fund as new investor interests were issued and general market conditions.

The collective performance of the Investee Pools was positive during the six months ended June 30, 2007. Investee Pool performance coupled with ongoing operating expenses resulted in a net gain of 5.54% for the overall pool during the first half of 2007. The net gain for the Class A Units was 4.64%; the net gain for the Class B Units was 5.58%; and the net gain for the Class E Units was 6.73%. No comparative data is available for Class A Units as such units were first issued on August 1, 2006. Comparative performance for the six months ended June 30, 2006 resulted in a net gain of 2.66% for Class B Units and a net gain of 3.87% for Class E Units. Differences in these results may be attributable to changes in Investee Pools made possible by increased assets of the Fund as new investor interests were issued and general market conditions.

Off-Balance Sheet Arrangements.  Not applicable.

Tabular Disclosure of Contractual Obligations.  Not applicable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as Investee Pools. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s holdings and, consequently, in its earnings and cash flow. The Fund’s market risk is directly influenced by the market risk inherent in the trading of market sensitive instruments traded by Investee Pools. Holdings by Investee Pools are influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Investee Pools’ open positions and the liquidity of the markets in which they trade.

Investee Pools in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results. See Form 10 “Item 1A. Risk Factors” for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

	June 30, 2007
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
APM Hedged Global Commodity Fund, LDC	$6,926,522	9.62%
Aspect US Fund LLC	10,125,388	14.06%
CFM Discus Fund LTD	4,763,169	6.62%
FORT Global Contrarian, LP	14,871,109	20.66%
Global Commodity Systematic LP	605,400	0.84%
Grinham Diversified Fund (U.S.), LP	6,987,685	9.71%
HFR MF Diversified Select Master Trust	14,977,719	20.81%
Man-AHL Diversified II LP	5,043,326	7.00%
Welton Global Capital Markets Fund, Ltd.	7,689,780	10.68%
	$71,990,098	100.00%

Each Investee Pool establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Withdrawal Opportunities of Investee Pools	Withdrawals Permitted
APM Hedged Global Commodity Fund, LDC	Quarterly
Aspect US Fund LLC	Monthly
CFM Discus Fund LTD	Monthly
FORT Global Contrarian LP	Monthly
Global Commodity Systematic LP (A-2 Units)	Monthly
Global Commodity Systematic LP (B-2 Units)	Annually
Grinham Diversified Fund (U.S.), LP	Monthly
HFR MF Diversified Select Master Trust	Monthly
Man-AHL Diversified II LP	Monthly
Welton Global Capital Markets Fund, Ltd.	Monthly

Item 4.  Controls and Procedures.

The Managing Partner and the Chief Compliance Officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, including the determination of the Managing Member that the Fund file an amended Form 10-Q for the quarter ended June 30, 2007, they concluded that, as of June 30, 2007, the Fund’s disclosure controls were not effective. The Managing Member has taken a number of steps, including reorganization of financial reporting responsibilities and enhanced internal review procedures, to correct any insufficient controls and procedures to ensure proper reporting of information to the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any material legal proceedings threatened or pending to which the registrant is a party or of which any of the registrant’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from risk factors previously disclosed in response to Item 1A to Part 1 of the registrant’s Form 10.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2007 through June 30, 2007, a total of 142,533 Units were sold for the aggregate net subscription amount of $15,694,170. Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2007	Class A	$392,300	3,728.71	$105.21
01/01/2007	Class B	1,046,950	9,427.88	111.05
02/01/2007	Class A	240,000	2,242.13	107.04
02/01/2007	Class B	2,424,087	21,424.27	113.15
02/01/2007	Class E	39,133	337.75	115.86
03/01/2007	Class A	331,000	3,192.41	103.68
03/01/2007	Class B	7,064,725	64,349.83	109.79
04/01/2007	Class A	395,000	3,889.15	101.56
04/01/2007	Class B	1,528,870	14,192.26	107.73
05/01/2007	Class B	1,091,411	9,754.74	111.89
05/01/2007	Class E	40,432	352.01	114.86
06/01/2007	Class A	110,000	1,018.64	107.99
06/01/2007	Class B	990,262	8,623.55	114.83
		$15,694,170	142,533.33

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer