Form 10-Q/A
period 2007-09-30
Aspen Diversified Fund LLC
filed 2008-04-16
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
Amendment No. 1 to Form 10-Q filed on November 15, 2007
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
Yes ☐ No ☒

Explanatory Note

Aspen Diversified Fund LLC ("Aspen") is filing this first amendment on Form 10-Q/A to its Form 10-Q for the quarter ended September 30, 2007 (the "Form 10-Q"), in order to include financial information for the quarters ended September 30, 2007 and 2006 in its interim financial statements as required under Regulation S-X and to correct non-material inaccuracies in certain financial statements and other typographical errors. Except as described above, no other changes were made to the Form 10-Q filed on November 15, 2007.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Aspen Diversified Fund LLC
Statements of Assets and Liabilities
as of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS

Investments in investment funds–at fair value
(cost: $71,848,450 and $50,773,930 at September 30, 2007 and December 31, 2006, respectively)	$78,319,576	$54,058,174
Cash and cash equivalents	935,082	885,921
Interest and other receivables	3,672	7,675
Investments in transit	1,000,000	679,000

	$80,258,330	$55,630,770

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$4,800	$2,183
Management, incentive and administrative fees payable	164,329	90,026
Membership redemptions payable	790,632	748,993
Capital contributions received in advance of admission date	1,461,545	1,466,950
	2,421,306	2,308,152

Net assets	77,837,024	53,322,618

	$80,258,330	$55,630,770

Aspen Diversified Fund LLC
Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Investment income

Realized and unrealized gains on investments
Realized gains on investments	$-0-	$165,844	$45,519	$483,446
Unrealized (loss) gains on investments	(1,490,522)	20,549	3,186,883	286,424
Net realized and unrealized (loss) gains on investments	(1,490,522)	186,393	3,232,402	769,870

Interest income	10,890	24,485	33,281	34,888
Total investment (loss) income	(1,479,632)	210,878	3,265,683	804,758

Operating expenses
Management and incentive fees	152,285	46,827	675,248	88,579
Administrative fees	125,070	55,820	330,551	120,542
Bank fees	1,500	1,498	4,498	3,545
Trailing commissions	14,761	650	38,300	650
Total operating expenses	293,616	104,795	1,048,597	213,316

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,773,248)	$106,083	$2,217,086	$591,442

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the three months ended September 30, 2007

	Class A	Class B	Class E	Total
Net assets at June 30, 2007	$2,931,617	$51,249,811	$16,373,237	$70,554,665
Additions	269,000	9,707,484	203,688	10,180,172
Redemptions	(81,168)	(841,881)	(201,516)	(1,124,565)
Net decrease from operations	(83,843)	(1,341,220)	(348,185)	(1,773,248)
Net assets at September 30, 2007	$3,035,606	$58,774,194	$16,027,224	$77,837,024

Units outstanding at June 30, 2007	26,629	437,135	135,288
Additions	2,550	83,622	1,685
Redemptions	(800)	(7,397)	(1,703)
Units outstanding at September 30, 2007	28,379	513,360	135,270

Net asset value per unit at September 30, 2007	$106.96	$114.49	$118.48
Weighted average number of units outstanding	27,475	508,180	136,898
Decrease in net assets from operations per unit	$(3.05)	$(2.64)	$(2.54)

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the three months ended September 30, 2006

	Class A	Class B	Class E	Total
Net assets at June 30, 2006	$-0-	$9,183,656	$15,673,651	$24,857,307
Additions	267,617	13,178,926	1,194,446	14,640,989
Redemptions	-0-	(307,758)	(1,461,041)	(1,768,799)
Net increase from operations	111	72,428	33,544	106,083
Net assets at September 30, 2006	$267,728	$22,127,252	$15,440,600	$37,835,580

Units outstanding at June 30, 2006	-0-	86,494	145,355
Additions	2,646	124,895	10,993
Redemptions	-0-	(2,900)	(13,448)
Units outstanding at September 30, 2006	2,646	208,489	142,900

Net asset value per unit at September 30, 2006	$101.18	$106.13	$108.05
Weighted average number of units outstanding	1,679	161,919	145,394
Increase in net assets from operations per unit	$0.07	$0.45	$0.23

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the nine months ended September 30, 2007

	Class A	Class B	Class E	Total
Net assets at December 31, 2006	$1,321,283	$35,796,542	$16,204,793	$53,322,618
Additions	1,737,300	23,853,789	283,253	25,874,342
Redemptions	(81,168)	(2,298,509)	(1,197,345)	(3,577,022)
Net increase from operations	58,191	1,422,372	736,523	2,217,086
Net assets at September 30, 2007	$3,035,606	$58,774,194	$16,027,224	$77,837,024

Units outstanding at December 31, 2006	12,558	322,352	142,914
Additions	16,621	211,393	2,374
Redemptions	(800)	(20,385)	(10,018)
Units outstanding at September 30, 2007	28,379	513,360	135,270

Net asset value per unit at September 30, 2007	$106.96	$114.49	$118.48
Weighted average number of units outstanding	22,227	405,918	141,904
Increase in net assets from operations per unit	$2.62	$3.50	$5.19

Aspen Diversified Fund LLC
Statements of Changes in Net Assets
for the nine months ended September 30, 2006

	Class A	Class B	Class E	Total
Net assets at December 31, 2005	$-0-	$521,142	$14,986,553	$15,507,695
Additions	267,617	21,939,431	1,689,239	23,896,287
Redemptions	-0-	(309,547)	(1,850,297)	(2,159,844)
Net increase (decrease) from operations	111	(23,774)	615,105	591,442
Net assets at September 30, 2006	$267,728	$22,127,252	$15,440,600	$37,835,580

Units outstanding at December 31, 2005	-0-	5,039	144,363
Additions	2,646	206,367	15,512
Redemptions	-0-	(2,917)	(16,975)
Units outstanding at September 30, 2006	2,646	208,489	142,900

Net asset value per unit at September 30, 2006	$101.18	$106.13	$108.05
Weighted average number of units outstanding	1,679	50,304	145,587
Increase (decrease) in net assets from operations per unit	$0.07	$(0.47)	$4.22

Aspen Diversified Fund LLC
Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$2,217,086	$591,442

Adjustments to reconcile net increase in net assets resulting from operations to cash used in operating activities:
Increase in investments in investment funds	(25,574,519)	(28,990,000)
Redemptions from investments in investment funds	4,545,519	9,005,765
Net realized gains from investments	(45,519)	(483,446)
Increase in unrealized gains from investments	(3,186,883)	(286,424)
Decrease (increase) in interest receivable	4,003	(5,935)
Increase in investments in transit	(321,000)	(5,700,000)
Increase in commissions payable	2,617	650
Increase (decrease) in fees payable	74,303	(8,927)

NET CASH USED IN OPERATING ACTIVITIES	(22,284,393)	(25,876,875)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Capital contributions received from members	25,868,937	28,181,619
Membership redemptions	(3,535,383)	(1,677,930)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,333,554	26,503,689

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,161	626,814

Cash and cash equivalents at beginning of period	885,921	39,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$935,082	$666,138

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

Cash and Cash Equivalents:
For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At September 30, 2007, cash on deposit included approximately $836,000 in excess of federally insured limits.

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At September 30, 2007 and during the nine months then ended, investments in investment funds and net investment income consisted of the following:

	Net Income			% of Fund's
	(Loss)	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$721,100	$6,600,980	$7,743,020	9.95%
Aspect US Fund LLC	(33,501)	10,838,000	11,274,818	14.49%
CFM Discus Fund LTD	(713,391)	4,545,519	3,787,363	4.87%
FORT Global Contrarian, LP	(18,773)	14,248,751	15,162,715	19.48%
Global Commodity Systematic LP	175,989	1,480,000	1,655,989	2.13%
Grinhan Diversified Fund (U.S.), LP	790,544	8,808,000	9,726,125	12.50%
HFR MF Diversified Select Master Trust	1,458,024	13,450,000	15,622,200	20.07%
Man-AHL Diversified II LP	434,602	4,164,200	5,071,443	6.52%
Welton Global Capital Markets Fund, Ltd.	417,808	7,713,000	8,275,903	10.63%
	$3,232,402	71,848,450	78,319,576	100.64%

Other assets, less liabilities			(482,552)	(0.64%	)

			$77,837,024	100.00%

At December 31, 2006 and during the nine months ended September 30, 2006, investments in investment funds and net investment income consisted of the following:

	Net Income			% of Fund's
	(Loss)	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$309,794	$4,750,980	$5,171,920	9.70%
Aspect US Fund LLC	(94,644)	6,250,000	6,720,319	12.60%
CFM Discus Fund LTD	(139,414)	4,500,000	4,500,754	8.44%
CMF Winton Feeder I LP	280,366	-0-	-0-	0.00%
FORT Global Contrarian, LP	336,667	10,008,751	10,941,488	20.52%
Grinhan Diversified Fund (U.S.), LP	21,200	4,800,000	4,927,581	9.24%
HFR MF Diversified Select Master Trust	58,063	10,700,000	11,414,176	21.41%
Man-AHL Diversified II LP	(76,949)	4,164,200	4,636,841	8.70%
Welton Global Capital Markets Fund, Ltd.	33,580	5,599,999	5,745,095	10.77%
Windjammer Fund I, LLC	41,207	-0-	-0-	0.00%
	$769,870	50,773,930	54,058,174	101.38%

Other assets, less liabilities			(735,556)	(1.38%	)

			$53,322,618	100.00%

The investment objectives and policies for the investment funds are as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialists	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialists	Annually
Grinham Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at September 30, 2007 and December 31, 2006.

At September 30, 2007 and December 31, 2006, the Fund had remitted $1,000,000 and $679,000, respectively, to the investment funds that will not be credited to its respective capital accounts of those funds until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At September 30, 2007 and December 31, 2006, the Fund had received capital contributions of $1,461,545 and $1,466,950, respectively that were credited to the member’s capital accounts on first day of the following month. These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark, as defined. During the three months ended September 30, 2007 and 2006, the Fund recognized management and incentive fee expenses of $152,285 and $46,827, respectively. During the nine months ended September 30, 2007 and 2006, the Fund recognized management and incentive fee expenses of $675,248 and $88,579, respectively.

During the three months ended September 30, 2007 and 2006, the Fund recognized administrative fee expenses of $125,070 and $55,820, respectively related to certain accounting and administrative services provided by the managing member. During the nine months ended September 30, 2007 and 2006, the Fund recognized administrative fee expenses of $330,551 and $120,542, respectively, related to certain accounting and administrative services provided by the managing member.

At September 30, 2007 and December 31, 2006, accounts payable consisted of $164,329 and $90,026, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the quarter ended September 30, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at July 1, 2007	$110.09	$117.24	$121.02

Net loss from investments in investment funds	(2.17)	(2.30)	(2.36)
Interest income	0.02	0.02	0.01
Total net loss	(2.15)	(2.28)	(2.35)

Management fees	(0.27)	(0.28)	-0-
Administrative fees	(0.17)	(0.19)	(0.19)
Other expenses	(0.54)	-0-	-0-
Total expenses	(0.98)	(0.47)	(0.19)

Ending unit value at September 30, 2007	$106.96	$114.49	$118.48

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	(1.96%	)	(1.92%	)	(2.02%	)
Operating expenses and management fees	(0.93%	)	(0.42%	)	(0.17%	)
Net income	(2.89%	)	(2.34%	)	(2.18%	)
Rate of return	(2.84%	)	(2.35%	)	(2.10%	)

The portfolio turnover rate for the quarter ended September 30, 2007 was 0.00%.

Financial highlights were as follows for the nine months ended September 30, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at January 1, 2007	$105.21	$111.05	$113.39

Net income from investments in investment funds	5.14	5.47	5.60
Interest income	0.05	0.05	0.06
Total income	5.19	5.52	5.66

Management fees	(0.79)	(0.84)	-0-
Incentive fees	(0.54)	(0.69)	-0-
Administrative fees	(0.52)	(0.54)	(0.56)
Other expenses	(1.59)	(0.01)	(0.01)
Total expenses	(3.44)	(2.08)	(0.57)

Ending unit value at September 30, 2007	$106.96	$114.49	$118.48

These amounts were calculated based on the weighted average of monthly units outstanding by class.
	Class A Units		Class B Units		Class E Units
Net investment income	5.99%		5.07%		5.00%
Operating expenses and management fees	(3.51%	)	(1.95%	)	(0.49%	)
Net income	2.48%		3.13%		4.51%
Rate of return	1.67%		3.10%		4.49%

The portfolio turnover rate for the nine months ended September 30, 2007 was 0.00%.

Financial highlights were as follows for the quarter ended September 30, 2006:

Per unit activity:	Class A Units *	Class B Units	Class E Units
Beginning net unit value at July 1, 2006	$0.00	$106.18	$107.83
Unit purchase value	100.00	N/A	N/A

Net income from investments in investment funds	1.76	0.32	0.32
Interest income	0.03	0.08	0.08
Total income	1.79	0.40	0.40

Management fees	(0.17)	(0.27)	-0-
Administrative fees	(0.11)	(0.17)	(0.17)
Other expenses	(0.33)	(0.01)	(0.01)
Total expenses	(0.61)	(0.45)	(0.18)

Ending unit value at September 30, 2006	$101.18	$106.13	$108.05

* Class A Units were first issued on August 1, 2006

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	0.76%		0.88%		0.38%
Operating expenses and management fees	(0.70%	)	(0.45%	)	(0.17%	)
Net income	0.07%		0.42%		0.21%
Rate of return	1.18%		(0.04%	)	0.21%

The portfolio turnover rate for the quarter ended September 30, 2006 was 13.21%.

Financial highlights were as follows for the nine months ended September 30, 2006:

Per unit activity:	Class A Units *	Class B Units	Class E Units
Beginning net unit value at January 1, 2006	$0.00	$103.43	$103.81
Unit purchase value	100.00	N/A	N/A

Net income from investments in investment funds	1.76	4.64	4.65
Interest income	0.03	0.13	0.13
Total income	1.79	4.77	4.78

Management fees	(0.17)	(0.80)	-0-
Incentive fees	-0-	(0.74)	-0-
Administrative fees	(0.11)	(0.52)	(0.52)
Other expenses	(0.33)	(0.01)	(0.02)
Total expenses	(0.61)	(2.07)	(0.54)

Ending unit value at September 30, 2006	$101.18	$106.13	$108.05

* Class A Units were first issued on August 1, 2006

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	0.76%		2.05%		4.43%
Operating expenses and management fees	(0.70%	)	(2.50%	)	(0.50%	)
Net income	0.07%		(0.44%	)	3.93%
Rate of return	1.18%		2.61%		4.08%

The portfolio turnover rate for the nine months ended September 30, 2006 was 29.25%.

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

Investee Pool performance during the quarter ended September 30, 2007 coupled with ongoing operating expenses resulted in a net loss of 2.84% for Class A Units, a loss of 2.35% for Class B Units and a loss of 2.10% of Class E Units. Comparative performance for the quarter ended September 30, 2006 resulted in a net gain of 1.18% for Class A Units, a net loss of 0.04% for Class B Units and a net gain of 0.21% for Class E Units. Class A Units were first issued on August 1, 2006. Differences in these results may be attributable to general market conditions, the timing of the sale of units by class, and the fact that Class E Units have no management or incentive fees.

The collective performance of the Investee Pools was positive during the nine months ended September 30, 2007 and September 30, 2006. Investee Pool performance coupled with ongoing operating expenses resulted in a net gain of 3.03% for the overall pool during the first nine months of 2007 and a net gain of 2.96% for the overall pool during the first nine months of 2006. The net gain for the Class A Units was 1.67%; the net gain for the Class B Units was 3.10%; and the net gain for the Class E Units was 4.49%. Comparative performance for the nine months ended September 30, 2006 resulted in a net gain of 1.18% for Class A Units, a net gain of 2.61% for Class B Units and a net gain of 4.08% for Class E Units. Class A Units were first issued on August 1, 2006. Differences in these results may be attributable to general market conditions.

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

	September 30, 2007
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
APM Hedged Global Commodity Fund, LDC	$7,743,020	9.89%
Aspect US Fund LLC	11,274,818	14.40%
CFM Discus Fund LTD	3,787,363	4.84%
FORT Global Contrarian, LP	15,162,715	19.36%
Global Commodity Systematic LP	1,655,989	2.11%
Grinham Diversified Fund (U.S.), LP	9,726,125	12.42%
HFR MF Diversified Select Master Trust	15,622,200	19.95%
Man-AHL Diversified II LP	5,071,443	6.47%
Welton Global Capital Markets Fund, Ltd.	8,275,903	10.56%
	$78,319,576	100.00%

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

Item 4.  Controls and Procedures.

The Managing Partner and the Chief Compliance Officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, including the determination of the Managing Member that the Fund file an amended Form 10-Q for the quarter ended September 30, 2007, they concluded that, as of September 30, 2007, the Fund’s disclosure controls were not effective. The Managing Member has taken a number of steps, including reorganization of financial reporting responsibilities and enhanced internal review procedures, to correct any insufficient controls and procedures to ensure proper reporting of information to the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2007 through September 30, 2007, a total of 230,387.07 Units were sold for the aggregate net subscription amount of $25,874,342. Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2007	Class A	$392,300	3,728.71	$105.21
01/01/2007	Class B	1,046,950	9,427.88	111.05
02/01/2007	Class A	240,000	2,242.13	107.04
02/01/2007	Class B	2,424,087	21,424.27	113.15
02/01/2007	Class E	39,133	337.75	115.86
03/01/2007	Class A	331,000	3,192.41	103.68
03/01/2007	Class B	7,064,725	64,349.83	109.79
04/01/2007	Class A	395,000	3,889.15	101.56
04/01/2007	Class B	1,528,870	14,192.26	107.73
05/01/2007	Class B	1,091,411	9,754.74	111.89
05/01/2007	Class E	40,432	352.01	114.86
06/01/2007	Class A	110,000	1,018.64	107.99
06/01/2007	Class B	990,262	8,623.55	114.83
07/01/2007	Class B	7,674,978	65,643.72	117.24
07/01/2007	Class E	198,688	1,641.71	121.02
08/01/2007	Class A	179,000	1,662.96	107.64
08/01/2007	Class B	1,142,620	9,950.85	114.83
08/01/2007	Class E	5,000	42.15	118.63
09/01/2007	Class A	90,000	886.85	101.48
09/01/2007	Class B	889,886	8,205.50	108.45
		$25,874,342	230,387.07

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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