Form 10-K
period 2007-12-31
Aspen Diversified Fund LLC
filed 2008-04-17
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-K
_______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2007 the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $70,340,694.

Documents incorporated by reference: None.

ii

iii

Part I

Item 1.  Business

(a)	General Development of Business.

The Aspen Diversified Fund LLC (the “Fund”) is a limited liability company organized under the laws of Delaware in April 2005.

The Fund’s business is trading a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities. The Fund is organized as a “multi-advisor” commodity pool and will primarily invest its assets in other pooled investment vehicles (“Investee Pools”) managed by independent Commodity Trading Advisors, or CTAs, or other portfolio managers. While the Fund primarily will invest in Investee Pools, it may, from time to time, establish separate accounts to be managed by one or more CTAs or portfolio managers.

Investee Pools may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to actively profit from anticipated trends in market prices. Portfolio managers may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends. Portfolio managers will attempt to structure portfolios of liquid futures contracts including but not limited to stock index, global currency, interest rate, metals, energy and agricultural futures markets.

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund. As of December 31, 2007, the Managing Member had approximately $104.3 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered introducing broker and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

The Fund and the Managing Member maintain their principal business office at 1230 Peachtree Street, N.E., Suite 1750, Atlanta, Georgia 30309 and their telephone number is (404) 879-5126.

Guidance Capital LLC (the “Sub-Advisor”), an Illinois limited liability company, acts as sub-advisor to the Fund. The Sub-Advisor’s office is located at 500 Delaware Avenue, Suite 720, Wilmington, DE 19801, and its telephone number is (302) 573-5000. The Sub-Advisor is unaffiliated with the Managing Member. The Sub-Advisor is a registered investment adviser under the Advisers Act, and is also registered with the CFTC as a commodity trading advisor and is a member of the NFA.

The Sub-Advisor is responsible for recommending the selection of, investment in and withdrawal from Investee Pools, to the Investment Committee of the Fund (the “Investment Committee”), which consists of representatives from both the Sub-Advisor and the Managing Member. The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so.

Interests in the Fund are distributed through Frontier Solutions, LLC (the “Broker/Dealer”), a Georgia limited liability company which began operations in January 2006. The Broker/Dealer is a wholly-owned subsidiary of the Managing Member and is a registered broker/dealer with the Financial Industry Regulatory Authority (“FINRA”). The Broker/Dealer’s office is located at 1230 Peachtree Road N.E., Suite 1750, Atlanta, Georgia 30309 and its telephone number is (404) 879-5126.

Aspen Partners, Ltd. is responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee. Interests in the Fund are distributed through the Managing Member’s wholly-owned broker/dealer subsidiary, Frontier Solutions, LLC. Aspen Partners, Ltd. and Guidance Capital, LLC participate in the investment decisions of the Fund via the Fund’s Investment Committee.

(b)	Financial Information about Segments.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e. a speculative “commodity pool.” The Fund does not engage in sales of goods or services. Refer to “Part II, Item 6. Selected Financial Data“ and “Part II, Item 8. Financial Statements and Supplementary Data“ for financial information pertaining to the Fund.

(c)	Narrative Description of Business.

(i) through (xii) not applicable. See “Item 1. Business., (a) General Development of Business” for more information.

(xiii) The Fund has no employees.

The Fund seeks to achieve capital appreciation through investment in a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities (“Financial Instruments”). The Fund will primarily invest its assets in Investee Pools managed by independent commodity trading advisors, or CTAs, or other portfolio managers. Investee Pools may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to actively profit from anticipated trends in market prices.

The Portfolio Managers trading Investee Pools of the Fund, (each, a “Portfolio Manager”, together, the “Portfolio Managers”) may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends. Portfolio Managers will attempt to structure portfolios of liquid futures contracts including but not limited to stock index, global currency, interest rate, metals, energy and agricultural futures markets. Market selection may be based on the liquidity or legal constraints, market conditions or data reliability of the market, depending on the Portfolio Manager’s internal policies. Portfolio Managers trading Investee Pools may trade either on the long or short side of the market, often on a 24-hour basis, and generally have more volatile performance than many traditional investments, such as stocks and bonds. However, managed futures investments are generally not correlated with the returns of traditional long-only equity or fixed income investments. Generally, at least 80% of the net assets will be invested with Investee Pools who invest in futures markets, options on commodity future contracts, and forward contracts.

Trading Program

Forward and futures traders generally may be classified as either systematic or discretionary. A systematic trader generally will rely to some degree on judgmental decisions concerning, for example, which markets to follow and trade, when to liquidate a position in a contract that is about to expire and how heavy a weighting a particular market should have in a portfolio. However, although these judgmental decisions may have a substantial effect on a systematic trading advisor’s performance, the trader relies primarily on trading programs or models that generate trading signals. The systems used to generate trading signals themselves may be changed from time to time, but the trading instructions generated by the systems are followed without significant additional analysis or interpretation. Discretionary traders on the other hand – while they may use market charts, computer programs and compilations of quantifiable information to assist them in making trading decisions – make trading decisions on the basis of their own judgment and trading instinct, not on the basis of trading signals generated by any program or model.

The Managing Member generally invests Fund assets in Investee Pools managed primarily by Portfolio Managers who are systematic traders.

In addition to being distinguished from one another on the basis of whether they are systematic or discretionary traders, commodity trading advisors also are distinguished as relying on either technical or fundamental analysis, or on a combination of the two.

In addition to being distinguished from one another on the basis of whether they are systematic or discretionary traders, commodity trading advisors also are distinguished as relying on either technical or fundamental analysis, or on a combination of the two.

Technical analysis is not based on the anticipated supply and demand of a particular commodity, currency or financial instrument. Instead, it is based on the theory that the study of the markets themselves will provide a means of anticipating the external factors that affect the supply and demand for a particular commodity, currency or financial instrument in order to predict future prices. Technical analysis operates on the theory that market prices at any given point in time reflect all known factors affecting supply and demand for a particular commodity, currency or financial instrument.

Fundamental analysis, in contrast, is based on the study of factors external to the trading markets that affect the supply and demand of a particular commodity, currency or financial instrument in an attempt to predict future prices. Such factors might include the economy of a particular country, government policies, domestic and foreign political and economic events, and changing trade prospects. Fundamental analysis theorizes that by monitoring relevant supply and demand factors for a particular commodity, currency or financial instrument, a state of current or potential disequilibrium of market conditions may be identified that has yet to be reflected in the price level of that instrument. Fundamental analysis assumes that the markets are imperfect, that information is not instantaneously assimilated or disseminated and that econometric models can be constructed that generate equilibrium prices that may indicate that current prices are inconsistent with underlying economic conditions and will, accordingly, change in the future.

The Managing Member invests Fund assets in Investee Pools managed primarily by Portfolio Managers who are technical traders.

Trend-following advisors gear their trading approaches towards positioning themselves to identify and follow major price movements. In contrast, market forecasters attempt to predict future price levels without relying on such trends to point the way, scalpers attempt to make numerous small profits on short-term trades, and arbitrage traders attempt to capture temporary price imbalances between inter-related markets. Trend-following traders assume that a majority of their trades will be unprofitable. Their objective is to make a few large profits, more than offsetting their numerous but smaller losses, by successfully identifying and following major trends. Consequently, during periods in which no major price trends develop in a market, a trend-following advisor is likely to incur substantial losses.

>Generally, at least 80% of the net assets of the Fund will be invested with Investee Pools who invest in futures markets, options on commodity future contracts, and forward contracts. The Managing Member temporarily may invest the Fund’s available assets in U.S. government securities or “cash equivalent” financial instruments such as certificates of deposit, money market funds or other cash equivalents.

The trading of futures and commodity interests is inherently leveraged. Accordingly, the Fund does not intend to borrow. Investee Pools, however, are permitted to borrow or otherwise use leverage. Nevertheless, the Managing Member does not presently intend to invest in Investee Pools that contemplate borrowing.

The Fund is a speculative investment and is not intended as a complete investment program. The Fund is designed only for sophisticated persons who are able to bear the risk of an investment in the Fund. There can be no assurance that the Fund will achieve its investment objectives.

(d)	Financial Information about Geographic Areas.

The Fund invests in Investee Pools located within the United States and abroad. Investee Pools may trade on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

(e)	Available Information.

Not applicable.

(f)	Reports to Securities Holders.

Not applicable.

(g)	Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

(h)	Smaller Reporting Companies.

Not applicable.

Item 1A.  Risk Factors

An investment in the Fund is speculative, involves a high degree of risk and is suitable only for persons who are able to assume the risk of losing their entire investment. Prospective investors in the Fund are expected to be aware of the substantial risks of investing in the highly speculative field of futures trading. Those who are not generally familiar with such risks are not suitable investors and should not consider investing in the Fund. The Managing Member wishes to emphasize the following particular risk factors relating to a purchase of each interest in the Fund, (each, a “Unit”).

Risk of loss is significant. An investor may incur significant losses on an investment in the Fund. The Managing Member cannot provide any assurance that investors will not lose all or substantially all of their investment.

Past performance records are not necessarily indicative of future trading results. The Fund has a limited operating history, though the Managing Member and its principals have previously managed other assets. Although some of the Investee Pools have significant experience trading customer funds in the futures markets, past performance is not necessarily indicative of future results.

Futures, forward and commodity interest contract trading is volatile. Trading in the futures, forward and commodity interest markets typically results in volatile performance. The performance records of the Investee Pools have exhibited a considerable degree of volatility.

The Fund’s trading is highly leveraged. The low margin deposits frequently required in futures, forward and commodity interest trading permit an extremely high degree of leverage. Investee Pools frequently may hold positions with a gross value several times in excess of the Fund’s Net Assets allocated to them. Consequently, even a slight movement in the prices of open positions could result in significant losses.

Markets may be illiquid or disrupted. Most United States futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.” During a single trading day no trades may be executed in such contracts at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent Investee Pools or the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses. Also, the CFTC or futures exchanges may suspend or limit trading. Trading on non-United States exchanges also may be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity. Trading in the forward currency markets is not subject to daily limits, although such trading also is subject to periods of significant illiquidity.

Failure of brokerage firms and forward market participants could adversely affect the Fund. The Commodity Exchange Act, as amended, requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of the Investee Pools’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Fund allocated to that Investee Pool might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, the Investee Pool would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Investee Pool (for example, United States Treasury bills or cash deposited by the Fund with such broker) was held by such broker. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker/dealers by the Securities Investors Protection Corporation.

In respect of their forward trading, the Fund’s Investee Pools will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Investee Pools trade. Any failure or refusal to discharge their contractual obligations by the counterparties with which the Investee Pool deals on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Fund’s investment in that Investee Pool to substantial losses. The Fund’s Investee Pools generally deal in the forward markets only with major financial institution counterparties which they consider to be creditworthy. However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Investee Pools’ trading, impacting the Fund’s investments.

Forward trading is largely unregulated. None of the CFTC, NFA, futures exchanges or banking authorities directly regulates forward trading. Because a portion of the Investee Pools’ currency trading takes place in the forward markets, prospective investors must recognize that much of the Fund’s indirect investment activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. Underlying Investee Pool funds on deposit with the currency forward counterparties with which the Investee Pool trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them. Although the Investee Pools deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Investee Pool to the loss of its entire deposit with such counterparty. The forward markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Fund’s investments in Investee Pools.

Options trading can be more volatile than futures trading. The Portfolio Managers have traded futures and forward options in the past and may trade such instruments in the future. Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility – which is directly reflected in the price of outstanding options – can be of much greater significance in trading options than it is in many long-term futures strategies. The use of options can be extremely expensive if market volatility is incorrectly predicted.

Trading on non-U.S. futures exchanges presents greater risk than trading on U.S. futures exchanges. The Investee Pools may trade on futures exchanges outside the United States. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. For example, some non-U.S. exchanges, in contrast to United States exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual exchange member with whom the Investee Pool has entered into a futures contract and not of any exchange or clearing corporation. In such cases, the Investee Pool will be subject to the risk of the inability or refusal to perform with respect to the individual exchange member with whom the Investee Pool has entered into a futures contract. Trading on foreign exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect an Investee Pool’s trading activities. In trading on foreign exchanges, the Investee Pool is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

The Fund will incur substantial charges which will reduce profits. The Fund is obligated to pay certain fees and expenses to the Managing Member regardless of whether the Fund is profitable.

The Management Fee applicable to the Class A Units and the Class B Units is 1.0% annually of the applicable Net Asset Value per Unit for each such Unit. The Management Fee applicable to the Class C Units is 0.75% annually of the applicable Net Asset Value per Unit for each such Unit. The terms "Net Asset Value" or "Net Assets" as of any date with respect to any Class of Units refer to (1) the total assets of the Fund constituting such Class as of such date including the market value of all U.S. Treasury bills, cash and cash equivalents and other securities plus accrued interest, plus the liquidating value of investments in Investee Pools and the market value of all open futures, forward and other commodity interest positions, minus (2) all accrued liabilities of the Fund as of that date attributable to that Class, determined in accordance with U.S. generally accepted accounting principles under the accrual basis of accounting. The terms "Net Asset Value" or "Net Assets" as of any date with respect to the Fund as a whole refer to the sum of the Net Asset Values or Net Assets of all Classes as of that date. Net Assets include any unrealized profits or losses attributable to the Net Assets and any accrued fees or expenses attributable to the Net Assets.

The Fund pays to the Managing Member a monthly Administrative Expense Reimbursement at the rate of 0.65% per annum (0.054167% per month) for Class A Units and Class B Units, and at a rate of 0.25% per annum (0.020833% per month) for Class C Units, of the Net Assets determined as of the first business day of each month.

In addition, the Managing Member receives, with respect to each Unit, an Incentive Allocation equal to the applicable percentage of New Net Profits earned with respect to such Unit. Stated generally, New Net Profits are based upon the increase in value of each Unit at the end of each month including any unrealized appreciation in open futures, forward and commodity interest positions and positions in Investee Pools. The aggregate Incentive Allocation applicable to the Class A Units and the Class B Units is 10% of any New Net Profits earned with respect to the applicable Unit. The aggregate Incentive Allocation applicable to the Class C Units is 7.5% of any New Net Profits earned with respect to the applicable Unit.

The Fund also pays fees and expenses to the Investee Pools in which the Fund invests. Management Fees paid to Investee Pools range from 0.00% to 2.00%. Administrative Expense Reimbursements to Investee Pools range from 0.00% to 0.51%. Brokerage Fees of Investee Pools paid by the Fund range from 0.00% to 2.55%. Incentive Allocations paid to Investee Pools range from 10% to 25% of Net New Profits.

Forward trading is conducted in a principals’ market in which counterparties buy and sell currencies among each other, including a “bid-ask” spread in their pricing. Institutions trading in such markets do not pay brokerage commissions in addition to such spreads. It is not possible to quantify the “bid-ask” spreads paid by the Portfolio Managers in respect of its forward trading because it is not possible for the Portfolio Manager to know what, if any, profit its counterparty is making on the forward trades into which it enters. However, these spreads represent a significant direct or indirect execution cost to the Fund.

Trading decisions based on technical systems rely on market movements to be effective. Allocation decisions of the Portfolio Managers may not be determined by analysis of fundamental supply and demand factors, general economic factors or anticipated world events, but by technical trading systems involving trend analysis and other factors and the money management principles developed by the Portfolio Managers and their affiliates. The profitability of any trading system involving technical trend analysis depends upon the occurrence in the future of significant sustained price moves in at least some of the markets traded. Without such sustained price moves in at least some of the markets traded, the Portfolio Managers’ trend-following systems are unlikely to produce profits and the Fund could suffer significant losses. The Managing Member believes that investors should consider the Units as a medium- to long-term investment (three years or more) to permit the trading method to function over a significant period.

Discretionary aspects of the Portfolio Managers’ strategies may result in unprofitable trades. Although the Portfolio Managers generally apply highly systematic strategies, these strategies retain certain discretionary aspects. Decisions, for example, to adjust the size of positions indicated by the systematic strategies, which futures contracts to trade and method of order entry require judgmental input from the Portfolio Managers’ principals. Discretionary decision-making may result in the Portfolio Managers making unprofitable trades in situations when a more wholly systematic approach would not have done so.

Technical trading systems may detrimentally alter historical trading patterns or affect the execution of trades. There has been, in recent years, a substantial increase in interest in technical futures trading systems, particularly trend-following systems. As the capital under the management of trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Investee Pools or the Fund, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Investee Pools and/or the Fund.

Although the Investee Pools and Fund are as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products – particularly those managed by systematic, trend-following advisors – to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the Managing Member, the Sub-Advisor and the Portfolio Managers, the success of the Fund may be substantially dependent on general market conditions over which the Managing Member, the Sub-Advisor and the Portfolio Managers have no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise. The increased use of such techniques could alter trading patterns that the Managing Member, the Sub-Advisor and the Portfolio Managers attempt to exploit to the detriment of the Fund.

The Investee Pools and Portfolio Managers may modify their trading methods without approval by or notice to the Managing Member and the Sub-Advisor. Modifications may include changes in or substitution of technical trading systems, risk control overlays, money management principles and markets traded and introduction of non-technical factors and methods of analysis and non-trend-following technical systems and methods of analysis. The trading systems to be utilized by the Investee Pools and Portfolio Managers are proprietary and confidential.

There is the potential for a lack of diversification among Portfolio Managers. Although the Managing Member intends to invest the Fund's capital with a number of Portfolio Managers, it is possible that certain or all of such Portfolio Managers may utilize similar or overlapping investment strategies. Portfolio Managers utilizing similar specialized strategies may hold identical investments. As a result, the Fund may at any time hold a few relatively large (in relation to its capital) investments with the result that a loss in any such position could have a material adverse impact on the Fund's capital.

There is the potential for a lack of diversification among Portfolio Managers. The Sub-Advisor expects from time to time to recommend changing the percentage of Fund assets allocated to each Investee Pool. These changes will be made in the Sub-Advisor's discretion, with the approval of the Managing Member. The Fund may not be required, under certain circumstances, to notify investors in the Fund (known as “Members”) of changes in allocations. In addition, the Fund will be required to change allocations if it receives additional subscriptions during periods when certain Investee Pools are no longer accepting additional funds (for example, because of capacity restrictions). In that case, the additional capital would either have to be allocated to those Investee Pools (if any) that were accepting additional funds, which would alter the respective percentages of the Fund's assets allocated to particular Investee Pools, or the Fund would have to place some or all of the additional capital with new Investee Pools or make direct investments. Therefore, the Fund's success may depend not only on the current Investee Pools and the Managing Member's ability to allocate Fund assets successfully among those Investee Pools, but also the Sub-Advisor's ability to identify new Portfolio Managers and Investee Pools.

Investing in Investee Pools poses risks of inadequate information and limited liquidity. Although the Sub-Advisor and the Managing Member will attempt to monitor the performance of each Investee Pool, the Fund will not receive information regarding the actual investments made by the Investee Pools and must ultimately rely on (i) the CPO and CTA of each Investee Pool to operate in accordance with the investment strategy or the guidelines laid out by the CPO and CTA of the Investee Pool, and (ii) the accuracy of the information provided to the Fund by the CPO and CTA of the Investee Pool. If the CPO and CTA of an Investee Pool does not operate and manage such pool in accordance with the investment strategy or guidelines specified for such pool, or if the information furnished by an Investee Pool is not accurate, the Fund might sustain losses with respect to its investment in such Investee Pool despite the Sub-Advisor's and the Managing Member' attempts to monitor such pool.

In addition, Investee Pools may have restrictions in their governing documents that limit the Fund's ability to withdraw funds from or invest in the pool. The Fund's ability to withdraw funds from or invest funds in Investee Pools with such restrictions will be limited and such restrictions will limit flexibility to reallocate such assets among Investee Pools or to honor Member withdrawals.

There exists a risk of lack of limited liability when investing in managed accounts. From time to time, the Fund may establish and invest in separately managed accounts managed by Portfolio Managers, as opposed to investing in Investee Pools. Separately managed accounts are typically not subject to the limitations on liability of investors generally offered by Investee Pools. Accordingly, the Fund would be subject to the risk of losses beyond its allocation of assets to such account and, potentially, could lose all of its assets as the result of its investment in such account. To minimize this risk, the Fund may, but is under no obligation to, establish limited liability subsidiaries to hold such accounts.

Incentive compensation for Portfolio Managers may result in more risky or speculative investments. The governing documents of the Investee Pools generally will provide for the Fund’s payment, as an investor in the Investee Pool, of fees or allocations of profits to the Investee Pool’s Portfolio Manager based upon appreciation, including unrealized appreciation, in the value of the Fund’s investment in the Investee Pool, but without penalties for realized losses or decreases in value of the Fund’s investment. The Portfolio Manager’s compensation or profit share may be determined separately for each quarter or each year, although losses in a quarter or year are often carried forward to subsequent quarters or years in determining the payment for such quarter or year. A Portfolio Manager’s incentive compensation arrangements may give the Portfolio Manager an incentive to make more risky or speculative investments.

Incentive fees may be paid to Portfolio Managers even though the Fund sustains trading losses. The incentive fees or allocations payable in respect of each Investee Pool are assessed individually based on the performance of each respective Investee Pool, irrespective of the overall performance of the Fund. Moreover, incentive fees and allocations are generally calculated based on the Fund’s total investment in an Investee Pool, not on the basis of each separate investment by the Fund in each Investee Pool. In view of the foregoing, it is possible that the Fund may be required to pay certain Investee Pools incentive fees or allocations, which could be substantial, even though the Fund as a whole was not profitable.

Speculative position limits may be exceeded by the Portfolio Managers. The CFTC and United States exchanges have established limits referred to as “position limits” on the maximum net long or net short speculative futures position which any person may hold or control in particular futures contracts. Generally, banks and dealers do not impose such limits with respect to forward contracts in currencies. All futures accounts managed by the Portfolio Managers and their affiliates are combined for position limit purposes. With respect to trading in futures contracts subject to position limits (for example, corn, wheat, cotton, soybeans, soybean meal and oil), the Portfolio Managers may reduce the size of the positions which would otherwise be taken for the Investee Pools or the Fund to avoid exceeding the limits. If position limits are exceeded by the Portfolio Managers in the opinion of the CFTC or any other regulatory body, exchange or board, the Portfolio Managers generally will liquidate positions in all accounts under their management, including the Investee Pools or the Fund, as nearly as possible in proportion to respective amounts of equity in each account to the extent necessary to comply with applicable position limits.

Conflicts of interest may exist with other clients of the Portfolio Managers, the Managing Member, the Sub-Advisor and their affiliates. The Portfolio Managers, the Managing Member and the Sub-Advisor manage futures and forward accounts or Investee Pools other than the Fund, including, possibly, accounts in which the Portfolio Managers, the Managing Member and the Sub-Advisor, their principals and employees have significant investments. The Portfolio Managers, the Managing Member and the Sub-Advisor and their affiliates may manage additional accounts in the future. It is possible that such accounts may be in competition with the Fund for the same or similar positions in the futures and forward markets. The Portfolio Managers generally will use similar trading methods for the Fund and all other systematic accounts that the Portfolio Managers and their affiliates manage. The Portfolio Managers will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account. No assurance is given, however, that the results of the Fund’s trading will be similar to that of other accounts concurrently managed by the Portfolio Managers or their affiliates.

An increase in the assets managed by the Portfolio Managers my adversely affect trading strategies and performance. The Portfolio Managers have not agreed to limit the amount of additional equity which they may manage. The rates of return achieved by investment advisors often tend to degrade as assets under management increase. There can be no assurance that the Portfolio Managers’ strategies will not be adversely affected by additional equity, including the Fund’s account, accepted by the Portfolio Managers.

Portfolio Managers, the Managing Member, and the Sub-Advisor depend on the services of key personnel. Despite the systematic methods used by many of the Portfolio Managers, the Managing Member and the Sub-Advisor, they are dependent on the services of a limited number of key persons. The loss of any of such persons could make it more difficult for the Portfolio Managers, the Managing Member and the Sub-Advisor to continue to manage Investee Pools or the Fund.

Investors have limited ability to liquidate an investment in the Fund. An investment in the Fund cannot be immediately liquidated by a Member. Units may be transferred only under very limited circumstances and no market for Units will exist at any time. A Member can liquidate such Member’s investment through withdrawal of the Units. A Member may withdraw all or a portion of such Member’s Units as of the last day of any month on ten days’ written notice to the Managing Member. Because notices of withdrawal must be submitted significantly in advance of the actual withdrawal date, the value received upon withdrawal may differ significantly from the value of the Units at the time a decision to withdraw is made. Furthermore, because withdrawals only are permitted at month-end, investors are not able to select the value, or even the approximate value, at which they will withdraw their Units.

The Managing Member has the authority to suspend or defer the payment of withdrawals in certain extraordinary circumstances when the Managing Member believes doing so would be in the best interest of the Fund, the Members or the withdrawing Members. Such circumstances may include extremely large withdrawal requests, a suspension or deferral of the calculation of the Net Asset Value of the Investee Pools, or an inability for the Fund to withdraw its investments in the Investee Pools.

Members will not participate in management. Purchasers of Units will not be entitled to participate in the management of the Fund or the conduct of its business.

An investment in the Fund my expose investors to complex tax considerations. An investment in the Fund may present complex tax considerations for investors.

Partnership treatment is not assured. There is a risk that the Fund, having more than 100 Members, may be treated as a publicly traded partnership for federal income tax purposes. Nevertheless, the Fund in all events will be treated as a partnership for federal income tax purpose so long as at least 90% of its annual gross income consists of “qualifying income” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Managing Member believes it is likely, but not certain, that the Fund will meet the qualifying income test. If the Fund were to be treated as a corporation instead of as a partnership for federal income tax purposes, (i) the net income of the Fund would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (ii) Members would not be allowed to deduct their share of Fund losses and (iii) distributions to Members, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Fund, and would be taxable as such.

Income tax liability is anticipated to exceed distributions. Members will be taxable on their allocable share of Fund income, whether or not any amounts have been or will be distributed to them by the Fund. There is no present intention to make distributions. Accordingly, it is anticipated that Members will incur tax liabilities as a result of being allocated taxable income from the Fund, even though the Fund will not make current cash distributions with which to pay such taxes.

There exists the possibility of a tax audit. The Fund’s tax returns might be audited by a taxing authority. An audit could result in adjustments to the Fund’s tax returns. If an audit results in an adjustment, Members may be required to file amended returns and to pay additional taxes plus interest.

Tax deductions are limited. A Member’s ability to claim a current deduction for certain expenses and losses, including capital losses of the Fund, is subject to various limitations..

Deductibility of passive activity losses is limited. Applicable income tax regulations treat all Fund income, gains and losses allocable to non-corporate (and certain corporate) Members as non-passive activity income, gains and losses. Accordingly, such Members will be unable to offset their passive activity losses from other investments against their income from this investment, but Fund losses will not be subject to the limitations imposed on the deductibility of passive activity losses.

There exists a risk of incurring unrelated business taxable income. Income derived by the Fund from “debt-financed property” will be treated as unrelated business taxable income (“UBTI”), which is taxable to a tax-exempt organization. Although not currently anticipated, it is possible that a Portfolio Manager might acquire debt-financed property. Therefore, this investment is not suitable for charitable remainder trusts, and might not be suitable for certain other tax-exempt investors seeking to avoid UBTI.

Schedule K-1 may be delayed. The Fund will attempt to, but cannot assure that it will be able to, provide a final Schedule K-1 to Members for any given calendar year by April 15 of the following year. In the event that it is not able to do so, the Fund will endeavor to provide estimates of the taxable income or loss allocated to Members on or before April 15. Accordingly, Members may be required to obtain an extension of the filing date for their income tax returns at the federal, state and local levels.

Changes in the tax code are possible. In recent years, the United States federal income tax law has undergone repeated and substantial changes, a number of which have been materially adverse, or potentially materially adverse, to investment partnerships. It is impossible to predict what the effect of future changes in the Code will be on an investment in the Fund.

The Fund’s Investment in APM Hedged Global Commodity Fund, LDC and HFR MF Diversified Select Master Trust may involve adverse federal tax consequences. Two of the Investee Pools, APM Hedged Global Commodity Fund, LDC and HFR MF Diversified Select Master Trust, would be classified as corporations for U.S. federal income tax purposes. Each of these entities would be a “passive foreign investment company” or “PFIC” for federal income tax purposes. In order to avoid adverse federal income tax consequences for our investors with respect to interests in a PFIC, the Fund will make a “qualified electing fund” or “QEF” election with respect to each of these entities. If the QEF election were ineffective, for example, because the entity in question failed to give the fund financial information required for application of the QEF rules, gains realized by Members or the fund attributable to shares in such entity would be taxable as ordinary income and subject to an additional interest charge. The Fund has received written confirmation from each of these entities that it will provide the necessary financial information necessary to file the QEF election; however prospective investors should still consult their own tax advisors regarding an investment through the Fund in a PFIC.

The Fund’s Investment in Welton Global Capital Markets Fund, Ltd. may potentially be treated as a passive foreign investment company. One of the Investee Pools, Welton Global Capital Markets Fund, Ltd. (“Welton”), is a Bermuda segregated accounts company. Welton has elected to be treated as a partnership for U.S. federal income tax purposes. In the unlikely event that Welton were to be treated as a corporation, it would be considered a “passive foreign investment company” or “PFIC.”

Regulation of the Fund is limited. Although the Fund, the Managing Member and the Sub-Advisor are subject to regulation by the CFTC, the Fund is not registered under the Investment Company Act of 1940. Investors are, therefore, not accorded the protection provided by such legislation.

Future regulatory and market changes may be material and adverse to the Fund. The regulation of the United States commodities markets has undergone substantial change in recent years, a process which is expected to continue. In addition, a number of substantial regulatory changes are pending or in progress in certain foreign markets. The effect of regulatory change on the Fund is impossible to predict but could be material and adverse.

Some concern has been expressed by various governmental authorities that the impact of speculative pools of capital, such as the Fund, on international currency trading is making it significantly more costly and difficult for central banks and governments to influence exchange rates. This and similar concerns could lead to pressure to restrict the access of speculative capital to these markets.

In addition to regulatory changes, the economic features of the markets to be traded by the Fund have undergone, and are expected to continue to undergo, rapid and substantial changes as new strategies and instruments have been introduced. Furthermore, the number of participants, particularly institutional participants, in the futures and forward markets appears to have expanded substantially. There can be no assurance as to how the Managing Member will perform given the changes to, and increased competition in, the marketplace.

Conflicts of Interest of the Managing Member. The Managing Member has a conflict of interest in determining whether to make distributions to the Members, as the Managing Member earns fees on the Net Assets of the Fund. Due in part to the availability of periodic withdrawals, the Managing Member does not currently intend to make any distributions to Members.

The Managing Member’s business is sponsoring and advising managed futures accounts. The Managing Member may have an economic or other incentive to favor other of its products over the Fund.

The Managing Member may have a conflict of interest in rendering advice to the Fund because of other accounts managed or traded by it, including accounts owned by its principals, which may be traded differently from the Fund’s account. There are currently no such accounts owned directly or indirectly for the benefit of the Managing Member or its principals and none are contemplated in the immediate future.

The Managing Member, the Sub-Advisor, the Fund’s brokers and their respective principals, affiliates and employees may trade in the commodity markets for their own accounts and the accounts of their clients, and in doing so may take positions opposite to those held by the Fund or may be competing with the Fund for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Fund. There are currently no accounts being traded directly or indirectly for the benefit of the Managing Member or its principals and none are contemplated in the immediate future.

Because the Managing Member, the Sub-Advisor, the Fund’s brokers and their respective affiliates, principals and employees may trade for their own respective accounts at the same time that they are managing the Fund’s account, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other actions – such persons may from time to time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Fund. Moreover, the Managing Member, its affiliates, principals and employees may invest with the same or different Investee Pools and Portfolio Managers as the Fund.

Conflicts of Interest of the Sub-Advisor. The Sub-Advisor may provide similar services to other managed futures accounts. The Sub-Advisor may have economic or other incentives to favor other of its products over the Fund.

Conflicts of Interest of the Placement Agent. The Managing Member has entered into an agreement with its wholly-owned subsidiary, the Broker/Dealer, for placement of Units. This may create a conflict of interest because the Managing Member may benefit from higher earnings if there is more money invested in the Fund. In addition, the Broker/Dealer may undertake a less stringent due diligence review than an independent placement agent.

Conflicts of Interest of the Portfolio Managers. Each Portfolio Manager and its principals are entitled to engage in other activities, including managing other discretionary accounts and investment funds. Accordingly, conflicts may arise with respect to the time and resources that a Portfolio Manager and its principals devote to an Investee Pool, allocation of investment opportunities between an Investee Pool and other accounts managed by a Portfolio Manager, or transactions between a Portfolio Manager and its affiliates on behalf of an Investee Pool.

Conflicts of interest may arise from the fact that the Portfolio Managers and their affiliates generally will be carrying on substantial investment activities for other clients, including other investment funds, in which the Fund will have no interest. The Portfolio Managers may have financial incentives to favor certain of such accounts over an Investee Pool. Any of their proprietary accounts and other customer accounts may compete with the Investee Pool for specific trades, or may hold positions opposite to positions maintained on behalf of an Investee Pool. The Portfolio Managers may give advice and recommend securities to, or buy or sell securities for, Investee Pools, which advice or securities may differ from advice given to, or securities recommended or bought or sold for, other accounts and customers even though their investment objectives may be the same as, or similar to, those of the Investee Pools.

Conflicts of Interest of the Selling Agents. Unaffiliated registered broker/dealers (“Selling Agents”) retained by the Managing Member to act as its agent in connection with sale of interests in the Fund receive ongoing compensation based on the value of outstanding Units sold by such Selling Agent. Accordingly, to the extent that Members consult with registered representatives of a Selling Agent regarding the advisability of purchasing or withdrawing Units, such representatives may have a conflict of interest between giving such Members the advice that such representatives believe is in the Members’ best interest and encouraging purchases and discouraging withdrawals so as to maximize the additional compensation payable to such Selling Agent by the Managing Member. In addition, certain registered representatives of the Selling Agents will receive ongoing additional compensation in respect of Units sold by them that remain outstanding and will, accordingly, have a direct financial incentive to encourage purchases and discourage withdrawals of Units.

The foregoing list of Risk Factors does not purport to be a complete explanation of the risks involved with an investment in the Fund.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Fund does not own or lease any physical properties. The Fund’s administrative office is located within the office of the Managing Member at 1230 Peachtree Street N.E., Suite 1750, Atlanta, Georgia 30309.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Fund or the Managing Member is a party or to which any of their assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

There is no trading market for the Units, and none is likely to develop. No Member may assign, encumber, pledge, hypothecate or otherwise transfer (collectively, “Transfer”) any of such Member's Units without the consent of the Managing Member, and any such Transfer of Units, whether voluntary, involuntary or by operation of law, to which the Managing Member does not consent shall result in the Units so Transferred being mandatorily withdrawn as of the end of the month during which such purported Transfer occurred; provided, however, that a Member may Transfer the economic benefits of ownership of its Units without regard to such consent.

All of the interests in the Fund are deemed “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Fund has no plans to register any of the Units for resale.

(b)	Holders.

As of December 31, 2007, there were 31,841.31 Class A Units held by 34 investors, 547,761.31 Class B Units held by 546 investors, and 129,640.09 Class E Units held by 192 investors.

(c)	Dividends.

Pursuant to the Limited Liability Company Agreement, the Managing Member has the sole discretion to determine whether distributions (other than withdrawal of Units), if any, will be made to Members. The Fund has never paid any distribution and does not anticipate paying any distributions to Members in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

(e)	Performance Graph.

Not applicable.

Recent Sales of Unregistered Securities.

(f)	Securities Sold.

From October 1, 2007 through December 31, 2007, a total of 46,150.90 Units were sold for the aggregate net subscription amount of $5,424,463. All sales were made only to “accredited investors” as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
10/01/2007	Class A	$150,000	1,402.33	$106.96
10/01/2007	Class B	1,311,545	11,455.59	114.49
11/01/2007	Class A	432,460	3,855.27	112.17
11/01/2007	Class B	1,509,947	12,564.32	120.18
11/01/2007	Class E	100,420	804.60	124.81
12/01/2007	Class A	30,000	269.65	111.25
12/01/2007	Class B	1,790,091	14,993.31	119.39
12/01/2007	Class E	100,000	805.83	124.10
		$5,424,463	46,150.90

(g)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(h)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in response to Item 5(f) above.

(i)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(j)	Terms of Conversion or Exercise.

Not applicable.

(k)	Use of Proceeds.

Not applicable.

Item 6.  Selected Financial Data.

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2007 and 2006 and for the period from inception (April 7, 2005) through December 31, 2005. The Fund began investment operations on July 1, 2005. The selected historical financial data were derived from the financial statements of the Fund, which were audited by Williams Benator and Libby, LLP. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.

Aspen Diversified Fund LLC

				Period from
				Inception
				(April 7, 2005)
	Year Ended	Year Ended		through
Statements of Operations Data	December 31, 2007	December 31, 2006		December 31, 2005
Investment income
Realized and unrealized gains on investments
Realized gains on investments	$45,519	$483,444		$-0-
Unrealized gains on investments	8,110,883	2,695,965		588,281
Net realized and unrealized gains on investments	8,156,402	3,179,409		588,281
Interest income	43,719	51,488		4,876
Total investment income	8,200,121	3,230,897		593,157

Operating expenses
Management and incentive fees	1,052,688	200,600		3.326
Administrative fees	465,944	198,792		40,877
Bank fees	6,119	5,855		1,800
Commissions	55,952	5,407		-0-
Total operating expenses	1,580,703	410,654		46,003

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,619,418	$2,820,243		$547,154

Net increase in net assets per unit:
Class A	$9.25	$8.25	$	n/a
Class B	$11.02	$17.42		$4.12
Class E	$12.07	$9.59		$5.04

The above figures are based upon a weighted average number of units.

Net Assets Data	December 31, 2007	December 31, 2006		December 31, 2005
Net assets	$85,973,252	$53,322,618		$15,507,695

Net asset value per unit:
Class A	$112.32	$105.21	$	n/a
Class B	$120.70	$111.05		$103.43
Class E	$125.61	$113.39		$103.81

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in any material way, either on a short-term basis or over the course of the next twelve months or more. In the short-term, the Investee Pools that the Registrant invests in have varying liquidity opportunities ranging from monthly to annually. The Registrant maintains a limited cash position, but sufficient to cover an estimate of current and anticipated liabilities including withdrawal requests by Members. Redemption requests could be delayed due to liquidity constraints of Investee Pools.

Capital Resources.  The Fund does not have, nor does it expect to have, any capital assets. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time. There are no material commitments for capital expenditures as of the end of the latest fiscal period outside the Fund’s normal operating expenditures. Capital invested in the Fund has increased as investors continue to purchase interests in the Fund. The Fund anticipates selling interests on a continuing basis, increasing the total capital available for investment.

Results of Operations.  The Fund is a collective investment pool. The assets invested in the pool increased by approximately 61%, or approximately $32.6 million in 2007 as a result of contributions by new and existing investments as well as positive investment performance. During 2006, assets increased by approximately $37.8 million. The Fund launched investment operations in 2005 and completed its first year with approximately $15.5 million in assets.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2007 coupled with ongoing operating expenses resulted in a net gain of 8.62% for the overall pool. The 2007 net gain was 6.76% for the Class A Units, 8.69% for the Class B Units, and 10.78% for the Class E Units. Comparative performance for the year ended December 31, 2006 resulted in a net gain of 7.51% for the overall pool and a net gain of 5.21% for the Class A Units, 7.37% for the Class B Units, and 9.23% for Class E Units. Differences in the performance results between different classes of units are primarily attributable to the different fee structures of each class of units. Results may also vary considerably when compared to results from the same period in previous years. The differences between performance in 2007 and 2006 is attributable to general market conditions, the timing of the purchase and sale of units by class, changes to the Investee Pools in which the Fund invests, and reallocations of investments among Investee Pools made by the Investment Committee of the Fund. Finally, Class A Units were first issued on August 1, 2006 and therefore participated in the performance results of the Investee Pools for only five months of 2006, which contributed to the lower performance achieved by the Class A Units in 2006 as compared to the other classes of units and as compared to the Class A Unit performance in 2007.

The Fund began operations in 2005. As noted above, the Fund did not issue Class A Units during 2005 and therefore, no comparative performance is available. The Class E Units were first issued on July 1, 2005 and the Class B Units were first issued on August 1, 2005. Investee Pool performance during the period from inception of trading operations through December 31, 2005 resulted in a net gain of 3.80% for the overall pool. The net gain was 3.43% for the Class B Units and 3.81% for the Class E Units. Performance during 2005 varies significantly from performance during both 2006 and 2007, which can be attributable in part due to general market conditions, but is primarily due to the fact that the Fund began investment operations in 2005 and therefore participated in the market for only the last six months of 2005.

Off-Balance Sheet Arrangements.  Not applicable.

Tabular Disclosure of Contractual Obligations.  Not applicable.

Summary of Significant Accounting Policies

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

Net Income from Investments in Investment Funds: Net income from investments in investment funds includes realized gains and losses, unrealized gains and losses, and other expenses that are directly attributable to the Fund’s investments in investment funds. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on their trade date.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2007 and 2006, cash on deposit included approximately $966,000 and $794,000, respectively, in excess of federally insured limits.

New Accounting Standard: Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair value Measurements”. SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund will begin to classify its investments into Level I, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The impact on future presentation and disclosure is currently being considered by the Fund. The Fund has determined that the fair value of investments as a result of the adoption of this new standard on January 1, 2008 is unlikely to materially differ from the fair values at December 31, 2007.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. The exposure by Investee Pools to various market sectors is not transparent to the Fund and therefore, it is not possible to calculate the Value at Risk in any particular market sector. The Value at Risk exposure of the Fund with any given Investee Pool is the amount of capital invested with that Investee Pool, as set forth below. The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

	December 31, 2007
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
APM Hedged Global Commodity Fund, LDC	$8,543,849	9.87%
Aspect US Fund LLC	11,984,816	13.85%
CFM Discus Fund LTD	4,895,885	5.66%
FORT Global Contrarian, LP	15,393,664	17.79%
Global Commodity Systematic LP	2,084,694	2.41%
Grinham Diversified Fund (U.S.), LP	11,662,159	13.47%
HFR MF Diversified Select Master Trust	16,334,133	18.87%
Man-AHL Diversified II LP	6,871,782	7.94%
Welton Global Capital Markets Fund, Ltd.	8,772,594	10.14%
	$86,543,576	100.00%

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K can be found the following pages (pages F-1 through F-13).

ASPEN DIVERSIFIED FUND LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2007

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007

_______________________

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members
Aspen Diversified Fund LLC
Atlanta, Georgia

We have audited the accompanying statements of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2007 and 2006 and the period from inception (April 7, 2005) through December 31, 2005. Aspen Diversified Fund LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from inception (April 7, 2005) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
April 14, 2008

Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Assets and Liabilities

	December 31,	December 31,
	2007	2006
ASSETS

Investments in investment funds–at fair value
(cost: $75,148,450 and $50,773,930 at December 31, 2007 and 2006, respectively)	$86,543,576	$54,058,174
Cash and cash equivalents	1,086,449	885,921
Interest and other receivables	4,473	7,675
Investments in transit	1,550,000	679,000

TOTAL ASSETS	$89,184,498	$55,630,770

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$10,403	$2,183
Management, incentive and administrative fees payable	210,921	90,026
Membership redemptions payable	778,097	748,993
Capital contributions received in advance of admission date	2,211,825	1,466,950

TOTAL LIABILITIES	3,211,246	2,308,152

NET ASSETS	85,973,252	53,322,618

TOTAL LIABILITIES AND NET ASSETS	$89,184,498	$55,630,770

See notes to financial statements.

Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Operations

			Period from
			Inception
			(April 7, 2005)
	Year Ended	Year Ended	though
	December 31, 2007	December 31, 2006	December 31, 2005
Investment income
Realized and unrealized gain on investments
Realized gain on investments	$45,519	$483,444	$-0-
Unrealized gain on investments	8,110,883	2,695,965	588,281
Net realized and unrealized gain on investments	8,156,402	3,179,409	588,281
Interest income	43,719	51,488	4,876
TOTAL INVESTMENT INCOME	8,200,121	3,230,897	593,157

Operating expenses
Management and incentive fees	1,052,688	200,600	3,326
Administrative fees	465,944	198,792	40,877
Bank fees	6,119	5,855	1,800
Commissions	55,952	5,407	-0-
TOTAL OPERATING EXPENSES	1,580,703	410,654	46,003

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,619,418	$2,820,243	$547,154

See notes to financial statements.

Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Changes in Net Assets

			Period from
			Inception
			(April 7, 2005)
	Year Ended	Year Ended	though
	December 31, 2007	December 31, 2006	December 31, 2005
Net assets at beginning of year/period	$53,322,618	$15,507,695	$-0-

Additions	31,298,805	38,563,720	15,040,186

Redemptions	(5,267,589)	(3,569,040)	(79,645)

Net increase from operations	6,619,418	2,820,243	547,154

NET ASSETS AT END OF YEAR/PERIOD	$85,973,252	$53,322,618	$15,507,695

See notes to financial statements.

Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Cash Flows

			Period from
			Inception
			(April 7, 2005)
	Year Ended	Year Ended	though
	December 31, 2007	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$6,619,418	$2,820,243	$547,154

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

Increase in investments in investment funds	(28,874,519)	(44,545,037)	(14,956,250)
Redemptions from investments in investment funds	4,545,519	9,210,803	-0-
Net realized gain on investments	(45,519)	(483,444)	-0-
Increase in unrealized gain on investments	(8,110,883)	(2,695,965)	(588,281)
Decrease (increase) in interest receivable	3,202	(7,480)	(195)
Increase in investments in transit	(871,000)	(279,000)	(400,000)
Increase in commissions payable	8,220	2,183	-0-
Increase in fees payable	120,895	81,099	8,927
NET CASH USED IN OPERATING ACTIVITIES	(26,604,667)	(35,896,598)	(15,388,645)

CASH FLOWS FROM FINANCING ACTIVITES

Capital contributions recevied from members, including capital contributions received in advance of $2,211,825 in 2007, $1,466,950 in 2006, and $414,000 in 2005	32,043,680	39,616,670	15,454,186
Membership redemptions	(5,238,485)	(2,873,475)	(26,217)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,805,195	36,743,195	15,427,969

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,528	846,597	39,324

Cash and cash equivalents at beginning of year/period	885,921	39,324	-0-

CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD	$1,086,449	$885,921	$39,324

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At December 31, 2007, 2006 and 2005, the Company had membership redemptions payable of $778,097, $748,993 and $53,428, respectively.

See notes to financial statements.

Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund, LLC (“the Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund allocates its assets among multiple investment managers by investing in investment funds that are traded by the managers.

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

Investment Income: Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds and interest income. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on their trade date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction, and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes. Information is not available to determine the net difference between the basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

Effective January 1, 2007, the Fund adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. The adoption of FIN 48 had no impact on the Fund’s financial statements.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2007 and 2006, cash and cash equivalents included cash on deposit in excess of federally insured limits of approximately $966,000 and $794,000, respectively.

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

Financial Statements Table of Contents

NOTE A--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

New Accounting Standard: Effective January 1, 2008, the Fund adopted the requirements of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund will begin to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The impact on future presentation and disclosure is currently being considered by the Fund. The Fund believes that the fair value of investments, as a result of the adoption of this new standard on January 1, 2008, is unlikely to materially differ from the fair values at December 31, 2007.

Reclassifications: Certain 2006 and 2005 balances and disclosure information have been reclassified to conform to the 2007 presentation.

NOTE B--INVESTMENTS IN INVESTMENT FUNDS

At December 31, 2007, and during the year then ended, investments and net realized and unrealized gains on investments consisted of the following:

				% of Fund's
	Net Gains	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$1,221,929	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	676,497	10,838,000	11,984,816	13.94%
CFM Discus Fund LTD	349,612	4,545,519	4,895,885	5.70%
CFM Discus Fund LP	45,519	-0-	-0-	0.00%
FORT Global Contrarian, LP	212,176	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	304,694	1,780,000	2,084,694	2.42%
Grinhan Diversified Fund (U.S.), LP	1,526,578	10,008,000	11,662,159	13.56%
HFR MF Diversified Select Master Trust	2,169,957	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	734,941	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	914,499	7,713,000	8,772,594	10.20%
	$8,156,402	$75,148,450	86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

At December 31, 2007, and during the year then ended, the Fund’s investments and net gains by investment objective, as a percentage of total investments, were as follows:

				% of
Investment Objective	Net Gains	Cost Basis	Fair Value	Total
Fixed Income Specialist	$1,221,929	$6,900,980	$8,543,849	9.87%
Diversified Long-Term Trend Follower	4,495,894	37,665,200	43,963,325	50.80%
Diversified Short-Term Trend Follower	1,921,709	14,553,519	16,558,044	19.13%
Contra-Trend	212,176	14,248,751	15,393,664	17.79%
Physical Commodity Specialist	304.694	1,780,000	2,084,694	2.41%
	$8,156,402	$75,148,450	$86,543,576	100.00%

Financial Statements Table of Contents

NOTE B--INVESTMENTS IN INVESTMENT FUNDS--Continued

At December 31, 2007, and during the year then ended, the Fund’s investments and net gains by geographic region, as a percentage of total investments, were as follows:

				% of
Geographic Region	Net Gains	Cost Basis	Fair Value	Total
United States	$947,117	$19,912,951	$22,265,446	25.73%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	5,682,707	45,227,499	52,615,971	60.80%
Australia	1,526,578	10,008,000	11,662,159	13.47%
	$8,156,402	$75,148,450	$86,543,576	100.00%

At December 31, 2006, and during the year then ended, investments and net realized and unrealized gains on investments consisted of the following:

				% of Fund's
	Net Gains	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$329,016	$4,750,980	$5,171,920	9.70%
Aspect US Fund LLC	468,309	6,250,000	6,720,319	12.60%
CFM Discus Fund LP	2,764	4,500,000	4,500,754	8.44%
CMF Winton Feeder I LP	280,366	-0-	-0-	0.00%
FORT Global Contrarian, LP	861,975	10,008,751	10,941,488	20.52%
Grinhan Diversified Fund (U.S.), LP	127,581	4,800,000	4,927,581	9.24%
HFR MF Diversified Select Master Trust	714,176	10,700,000	11,414,176	21.41%
Man-AHL Diversified II LP	208,919	4,164,200	4,636,841	8.70%
Welton Global Capital Markets Fund, Ltd.	145,096	5,599,999	5,745,095	10.77%
Windjammer Fund I, LLC	41,207	-0-	-0-	0.00%
	$3,179,409	$50,773,930	$54,058,174	101.38%

Other assets, less liabilities			(735,556)	(1.38%	)
Net assets
			$53,322,618	100.00%

At December 31, 2006, and during the year then ended, the Fund’s investments and net gains by investment objective, as a percentage of total investments, were as follows:

				% of
Investment Objective	Net Gains	Cost Basis	Fair Value	Total
Fixed Income Specialist	$329,016	$4,750,980	$5,171,920	9.57%
Diversified Long-Term Trend Follower	1,858,073	26,714,199	28,516,431	52.75%
Diversified Short-Term Trend Follower	130,345	9,300,000	9,428,335	17.44%
Contra-Trend	861,975	10,008,751	10,941,488	20.24%
	$3,179,409	$50,773,930	$54,058,174	100.00%

Financial Statements Table of Contents

NOTE B--INVESTMENTS IN INVESTMENT FUNDS--Continued

At December 31, 2006, and during the year then ended, the Fund’s investments and net gains by geographic region, as a percentage of total investments, were as follows:

				% of
Geographic Region	Net Gains	Cost Basis	Fair Value	Total
United States	$1,392,467	$14,172,951	$15,578,329	28.82%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	1,659,361	31,800,979	33,552,264	62.07%
Australia	127,581	4,800,000	4,927,581	9.11%
	$3,179,409	$50,773,930	$54,058,174	100.00%

During the period from inception (April 7, 2005) through December 31, 2005, net realized and unrealized gains on investments consisted of the following:

Net Gains
(Losses)
APM Hedged Global Commodity Fund, LDC	$274,704
CMF Winton Feeder I LP	(71,522)
FORT Global Contrarian, LP	70,762
Man-AHL Diversified II LP	263,722
Windjammer Fund I, LLC	50,615
$588,281

The investment objectives and policies for the investment funds in which the Fund was invested as of December 31, 2007 were as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialist	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialist	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialist	Annually
Grinham Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

These investment funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts. The funds are exposed to both market risks, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the Fund had remitted $1,550,000 and $679,000, respectively, to the investment funds that would not be credited to its respective capital accounts until the first day of the following month. These amounts were recorded as investments in transit at December 31, 2007 and 2006.

Financial Statements Table of Contents

NOTE C--NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits, net losses, and expenses attributable to each class are allocated to the members holding units of each class in proportion to their respective unit ownership percentages.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At December 31, 2007 and 2006, the Fund had received capital contributions of $2,211,825 and $1,466,950, respectively, that were credited to the members’ capital accounts during 2008. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

During the period from inception (April 7, 2005) through December 31, 2005 and the years ended December 31, 2006 and 2007, net assets changed as follows:

	Class A	Class B	Class E	Total
Inception (April 7, 2005)	$-0-	$-0-	$-0-	$-0-
Issuance of units	-0-	508,500	14,531,686	15,040,186
Redemption of units	-0-	(215)	(79,430)	(79,645)
Net increase from operations	-0-	12,857	534,297	547,154

Net assets at December 31, 2005	-0-	521,142	14,986,553	15,507,695
Issuance of units	1,285,217	34,913,832	2,364,671	38,563,720
Redemption of units	-0-	(1,026,713)	(2,542,327)	(3,569,040)
Net increase from operations	36,066	1,388,281	1,395,896	2,820,243

Net assets at December 31, 2006	1,321,283	35,796,542	16,204,793	53,322,618
Issuance of units	2,349,760	28,465,372	483,673	31,298,805
Redemption of units	(313,064)	(2,850,229)	(2,104,296)	(5,267,589)
Net increase from operations	218,451	4,700,656	1,700,311	6,619,418

Net assets at December 31, 2007	$3,576,430	$66,112,341	$16,284,481	$85,973,252

Financial Statements Table of Contents

NOTE C--NET ASSETS--Continued

Unit transactions during the period from inception (April 7, 2005) through December 31, 2005 and the years ended December 31, 2006 and 2007 were as follows:

	Class A	Class B	Class E	Total
Inception (April 7, 2005)	-0-	-0-	-0-	-0-
Units issued	-0-	5,042	145,132	150,174
Units redeemed	-0-	(3)	(769)	(772)
Units outstanding at December 31, 2005	-0-	5,039	144,363	149,402

Net asset value per unit December 31, 2005	$0.00	$103.43	$103.81

Units outstanding at January 1, 2006	-0-	5,039	144,363	149,402
Units issued	12,558	326,688	21,707	360,953
Units redeemed	-0-	(9,375)	(23,156)	(32,531)
Units outstanding at December 31, 2006	12,558	322,352	142,914	477,824

Net asset value per unit December 31, 2006	$105.21	$111.05	$113.39

Units outstanding at January 1, 2007	12,558	322,352	142,914	477,824
Units issued	22,148	250,405	3,984	276,537
Units redeemed	(2,864)	(24,996)	(17,258)	(45,118)
Units outstanding at December 31, 2007	31,842	547,761	129,640	709,243

Net asset value per unit December 31, 2007	$112.32	$120.70	$125.61

NOTE D--RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to its managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

	Class A	Class B	Class C	Class E
Management fees	1.00%	1.00%	0.75%	0.00%
Incentive fees	10.00%	10.00%	7.50%	0.00%
Administrative fees	0.65%	0.65%	0.25%	0.65%

Incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined. During the years ended December 31, 2007 and 2006, and the period from inception (April 7, 2005) through December 31, 2005, the Fund recognized management fee expenses of $554,165, $148,625 and $1,522, respectively, and incentive fee expenses of $498,523, $51,975, and $1,804, respectively.

During the years ended December 31, 2007 and 2006, and the period from inception (April 7, 2005) through December 31, 2005, the Fund recognized expenses of $465,944, $198,792, and $40,877, respectively, related to certain accounting and administrative services provided by the managing member.

At December 31, 2007 and 2006, management, incentive, and administrative fees payable to the managing member totaled $210,921 and $90,026, respectively.

Financial Statements Table of Contents

NOTE E--FINANCIAL HIGHLIGHTS

Financial highlights for the Fund are shown below. All income and expense percentages are based on total income or expense for the year or period for each class and are calculated using the weighted average invested capital by class of unit. Ratios for Class E units reflect the fact that Class E units incur no management or incentive fees. An individual investor’s ratios may vary from these ratios due to the timing of investments and withdrawals and market volatility.

Financial highlights were as follows for the year ended December 31, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at January 1, 2007	$105.21	$111.05	$113.39
Realized and unrealized gains on investments	11.74	12.53	12.92
Interest income	0.07	0.07	0.07
Management and incentive fees	(1.87)	(2.20)	-0-
Administrative and other expenses	(2.83)	(0.75)	(0.77)
Ending unit value at December 31, 2007	$112.32	$120.70	$125.61

Net investment income	13.56%	12.56%	11.05%
Operating expenses, before incentive fees	4.07%	1.81%	0.66%
Operating expenses, after incentive fees	4.86%	2.80%	0.66%
Increase in net assets	8.70%	9.75%	10.40%
Rate of return	6.76%	8.69%	10.78%
Earnings per unit	$9.25	$11.02	$12.07

Financial highlights were as follows for the year ended December 31, 2006:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at January 1, 2006	$-0-	$103.43	$103.81
Initial purchase value	100.00	n/a	n/a
Realized and unrealized gains on investments	7.01	10.06	10.13
Interest income	0.07	0.17	0.17
Management and incentive fees	(0.74)	(1.90)	-0-
Administrative and other expenses	(1.13)	(0.71)	(0.72)
Ending unit value at December 31, 2006	$105.21	$111.05	$113.39

Net investment income	10.87%	19.70%	9.55%
Operating expenses, before incentive fees	2.19%	2.86%	0.67%
Operating expenses, after incentive fees	2.88%	3.43%	0.67%
Increase in net assets	8.00%	16.28%	8.88%
Rate of return	5.21%	7.37%	9.23%
Earnings per unit	$8.25	$17.42	$9.59

Financial Statements Table of Contents

NOTE E--FINANCIAL HIGHLIGHTS--Continued

Financial highlights were as follows for the period from inception (April 7, 2005) through December 31, 2005:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at inception	$0.00	$0.00	$0.00
Initial purchase value	-0-	100.00	100.00
Realized and unrealized gains on investments	-0-	4.65	4.07
Interest income	-0-	-0-	0.09
Management and incentive fees	-0-	(0.96)	-0-
Administrative and other expenses	-0-	(0.26)	(0.35)
Ending unit value at December 31, 2005	$0.00	$103.43	$103.81

Net investment income	0%	5.38%	5.34%
Operating expenses, before incentive fees	0%	0.78%	0.39%
Operating expenses, after incentive fees	0%	1.34%	0.39%
Increase in net assets	0%	4.03%	4.95%
Rate of return	0%	3.43%	3.81%
Earnings per unit	$0.00	$4.12	$5.04

The Fund’s portfolio turnover rate was 0%, 21.85% and 0% during the years ended December 31, 2007 and 2006 and the period from inception (April 7, 2005) through December 31, 2005, respectively.

NOTE F--SUBSEQUENT EVENTS

During the period from January 1, 2008 through April 14, 2008, the Fund received additional capital contributions of $8,797,061, and members requested redemptions of $2,923,644.

NOTE G--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2007.

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007	2006	2006	2006	2006
Total investment income (loss)	$4,934,438	$(1,479,632)	$6,290,494	$(1,545,179)	$2,426,140	$210,877	$47,579	$546,301
Total expenses	532,167	293,616	459,544	295,376	197,338	104,794	72,327	36,195
Net increase (decrease) in net assets	$4,402,271	$(1,773,248)	$5,830,950	$(1,840,555)	$2,228,802	$106,083	$(24,748)	$510,106

Net increase (decrease) in net assets per weighted average unit:
Class A	$5.10	$(3.05)	$8.55	$(4.37)	$4.40	$0.07	n/a	n/a
Class B	$6.15	$(2.64)	$9.54	$(3.82)	$5.14	$0.45	$(2.36)	$2.20
Class E	$7.16	$(2.54)	$10.51	$(2.89)	$5.34	$0.23	$0.71	$3.29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Compliance Officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, including the determination of the Managing Member that the Fund file an amended Form 10-Q for the quarter ended June 30, 2007 and the quarter ended September 30, 2007, they concluded that, as of December 31, 2007, the Fund’s disclosure controls were not effective. The Managing Member has taken a number of steps, including reorganization of financial reporting responsibilities and enhanced internal review procedures, to correct any insufficient controls and procedures to ensure proper reporting of information to the Securities and Exchange Commission.

Management's Report on Internal Control over Financial Reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new reporting companies.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund's internal control over financial reporting in the three months ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Fund's internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) and (b) Identification of Directors and Executive Officers

The registrant itself has no directors or officers. The Managing Member, Aspen Partners, Ltd., is responsible for all decisions concerning the business and operations of the Fund.

The principals of the Managing Member are Kenneth E. Banwart, Jeremy L. Standrod, William Ware Bush and Bryan R. Fisher.

Kenneth E. Banwart, born in 1942, is Chairman of the Managing Member and President of Frontier Solutions, LLC, a wholly-owned broker/dealer subsidiary of the Managing Member. He has over 30 years’ experience in the selection and management of a wide range of alternative investments.

Mr. Banwart began his career in 1966 after graduating with a Bachelor of Business Administration degree in Accounting from Wichita State University. From 1966 to 1969 he was with Ernst & Young LLP (formerly Arthur Young & Company) on the audit and tax staff specializing in the securities industry. During this period he became a Certified Public Accountant and was a member of the National Association of CPAs, the Texas Society of CPAs, and the National Association of Accountants. From 1969 to 1978 he was Director of the Tax Incentive Investment Department specializing in the selection and marketing of alternative investments for Rauscher Pierce Refsnes, Inc., a regional NYSE Member Firm with offices throughout the Southwest.

Since 1979, Mr. Banwart primarily has run his own businesses involved in the selection and marketing of alternative investments. During this period, he held positions as Co-Chairman of the Board of Red River Feed Yards, Inc., a 100,000-head feedlot located outside Phoenix, Arizona, as Executive Vice President of Robert Stranger & Co., a recognized authority with various publications on alternative investments, and as Executive Vice President of Boston Bay Capital, a firm specializing in the acquisition, renovation and management of certified historic properties.

Mr. Banwart served as Managing Director of Aspen Partners Ltd. since 1996 and assumed the role of Chairman in 2007. He has been registered as an associated person and principal of Aspen Partners with the NFA since December 1999.

Jeremy L. Standrod, born in 1975, is Managing Partner of the Managing Member as well as a Vice President of Frontier Solutions, LLC, a wholly-owned subsidiary of the Managing Member which is registered with FINRA as a Direct Participation Program broker/dealer. He joined the Managing Member in 1997, and now directs all fundamental operations of the company and is responsible for the overall direction of the Managing Member and all affiliated entities. Mr. Standrod has been registered as an associated person and principal of Aspen Partners with the NFA since August 2002.

Before becoming Managing Partner, Mr. Standrod participated in facets of the business, including development, information technology, accounting, compliance, and client service. He constructed, and continues to oversee, back- and middle-office systems for the firm and its offerings. During his tenure, the firm has placed over $800 million in assets in over 5,000 client accounts.

Mr. Standrod has experience in structuring private as well as public offerings. He has served as Chief Financial Officer for three Investment Companies registered under the Investment Company Act of 1940 and the Securities Act of 1933. During his tenure with Aspen, he has also served in various directorships and executive-level roles for private and offshore offerings.

Mr. Standrod holds a B.A. in Political Science from The University of West Georgia.

William Ware Bush, born in 1953, joined the Managing Member in 1998 and became a Partner in the company in 2007. Mr. Bush is primarily responsible for client relationships in the Southern and Western Regions of the United States. He has seventeen (17) years of experience in the financial services industry and has served in consulting roles at both investment banks and brokerage firms. He has been a senior marketer for three (3) institutional investment advisory organizations. Mr. Bush has been registered as an associated person of Aspen Partners with the NFA since January 2000 and principal of Aspen Partners with the NFA since September 2007.

He brings a broad perspective to his role with the Managing Member. Previous to his involvement in financial services, he was an economic development professional whose duties ranged from organizing trade missions to providing venture capital.

A native of Augusta, Georgia, he received an undergraduate degree in History and International Political Science from Vanderbilt University and an MBA in International Business from Georgia State University in Atlanta.

Bryan Fisher, born in 1973, joined the Managing Member in 2000 and became a Partner in the company in 2007. Mr. Fisher is primarily responsible for client relationships in the Mid-Atlantic and Northeast Regions of the United States. Prior to joining the Managing Member, Mr. Fisher previously worked for First Union Securities’ (now Wachovia Securities) Alternative Investment Group where he was responsible for National sales and marketing of seven (7) broad product groups: managed futures, private real estate, oil and gas LPs, exchange funds, hedge funds of funds, private equity/venture capital, and institutional money market funds. Mr. Fisher has been registered as an associated person of Aspen Partners with the NFA since December 2001 and principal of Aspen Partners with the NFA since September 2007. In addition, Mr. Fisher has been registered as a Branch Office Manager with the NFA since December 2001.

Prior to joining First Union, Mr. Fisher was Vice President of Sales and Marketing for National Holdcasting Corp., a telecommunications firm located in Richmond, VA. Mr. Fisher holds a Bachelor of Arts Degree from Virginia Polytechnic Institute and State University.

(c)	Indentification of Certain Significant Employees.

The registrant has no employees.

(d)	Family Relationships.

None.

(e)	Business Experience.

See Item 5 (a) and (b) above.

(f)	Involvement in Certain Legal Proceedings.

None.

(g)	Promoters and Control Persons.

None.

Code of Ethics

The Fund does not have any officers; therefore, it has not adopted a code of ethics applicable to the Fund’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Managing Member is primarily responsible for the day to day administrative and operational aspects of the Fund’s business. The Managing Member has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.

Item 11.  Executive Compensation.

The Fund does not itself have any officers, directors or employees. The principals of the Managing Member are remunerated by the Managing Member in their respective positions. The Fund pays the Managing Member, the Sub-Advisor and others various forms of compensation for the services performed for the Fund. The principals receive no other compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the Managing Member.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners.

As of December 31, 2007, there was one beneficial owner who owned more than five percent (5%) of the outstanding Units of the Fund. As of December 31, 2007, such Member owned 52,126.08 Units, or approximately 7.35% of the Partnership.

(b)	Security ownership of management.

As of December 31, 2007, management and principals of the Managing Member own interests in the Fund as presented below.

Title of Class	Name of Beneficial Owner	Anount and Nature of Beneficial Ownership	Percentage of Class
Class E	Aspen Partners, Ltd. *	803.95 Units	0.62%
Class E	Kenneth E. Banwart	3,009.29 Units	2.32%

* Kenneth E. Banwart, Jeremy L. Standrod, William Ware Bush and Bryan R. Fisher control the voting and dispositive powers over the Units held by Aspen Partners, Ltd.

(c)	Changes in Control.

There are no arrangements, known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons.

The Managing Member manages and conducts the business of the Fund. The Managing Member receives management, incentive and other fees from the Fund.

For the years ended December 31, 2005, 2006 and 2007, the Managing Member received from the Fund:
	2007	2006	2005
Management fees	$554,165	$148,625	$1,522
Administrative fees	$465,944	$198,792	$40,877
Incentive fees	$498,523	$51,975	$1,804

(b)	Review, Approval or Ratification of Transactions with Related Persons.

The Fund’s Limited Liability Company Agreement provides broad latitude for the Managing Member to review and approve transactions with related persons.  The management, operation and determination of policy of the Fund are vested exclusively in the Managing Member.  The Managing Member has authority and power on behalf and in the name of the Fund to perform all acts and enter into and perform all contracts and other undertakings which it may deem necessary, advisable or incidental to the purposes of the Fund.  The Managing Member may delegate any or all of its responsibilities designated under the Limited Liability Company Agreement to one or more persons, including related persons, in its sole and absolute discretion, on such terms as the Managing Member shall decide.

(c)	Promoters and Certain Control Persons.

Not applicable.

Item 14.  Principal Accounting Fees and Sevices.

(a)	Audit Fees .

The aggregate fees billed to the Fund, and paid by the Managing Member, by the independent registered public accounting firm, Williams Benator & Libby, LLP, for professional services rendered in connection with the audit of the Fund’s financial statements totaled $15,000 and $8,590 during the years ended December 31, 2007 and 2006, respectively.

(b)	Audit-Related Fees.

There were no fees billed to the Fund by Williams Benator & Libby, LLP during 2007 and 2006 for assurance and related services that are reasonably related to the performance of the audit that are not already reported in the paragraph immediately above.

(c)	Tax Fees.

The aggregate fees billed to the Fund, and paid by the Managing Member, by Williams Benatory & Libby, LLP for professional services rendered for tax compliance totaled $5,000 and $4,475 during the years ended December 31, 2007 and 2006, respectively.  There were no other professional services for tax compliance work billed during 2007 or 2006.

(d)	All Other Fees.

There were no fees billed to the Fund by Williams Benator & Libby, LLP for products and services other than as set forth above during 2007 and 2006.

(e)	Engagement of the Independent Registered Public Accounting Firm.

The Managing Member was responsible for engaging Williams Benator & Libby, LLP to audit the Fund’s financial statements for 2007, 2006 and 2005. The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of Williams Benator & Libby, LLP for 2007, 2006 and 2005 were contracted.

Item 15.  Exhibits.

The following Exhibits are included as a part of this Form 10-K:

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007

10.1	Sub-Advisory Agreement between Guidance Capital LLC (the “Sub-Advisor”), Aspen Partners, Ltd. (the “Managing Member”) and Aspen Diversified Fund LLC (the “Fund”), dated May 1, 2005.

10.2	Sample Selling Agreement.

12	Statement re Computation of Per Share Earnings.

14	Code of Ethics of the Managing Member.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Jeremy L. Standrod
Jeremy L. Standrod
Managing Partner

/s/ Adam Langley
Adam Langley
Chief Compliance Officer