Form 10-Q
period 2008-03-31
Aspen Diversified Fund LLC
filed 2008-05-14
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer	☐ Small Business Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

i

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Statements of Assets and Liabilities
as of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $78,561,295 and $75,148,450 at March 31, 2008 and December 31, 2007, respectively)	$97,400,425	$86,543,576
Cash and cash equivalents	572,426	1,086,449
Interest and other receivables	2,149	4,473
Investments in transit	3,275,000	1,550,000

Total assets	$101,250,000	$89,184,498

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$7,471	$10,403
Management, incentive and administrative fees payable	287,417	210,921
Membership redemptions payable	122,340	778,097
Capital contributions received in advance of admission date	3,736,060	2,211,825
Total liabilities	4,153,288	3,211,246

Net assets	97,096,712	85,973,252

Total liabilities and net assets	$101,250,000	$89,184,498

Aspen Diversified Fund LLC
Statements of Operations

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Audited)
Investment income

Realized and unrealized gains (loss) on investments
Realized gain on investments	$792,846	$45,519
Unrealized gain (loss) on investments	7,444,004	(1,605,562)
Net realized and unrealized gain (loss) on investments	8,236,850	(1,560,043)

Interest income	17,396	14,864

Total net investment income (loss)	8,254,246	(1,545,179)

Operating expenses
Management and incentive fees	935,593	187,766
Administrative fees	150,848	96,067
Bank fees	1,911	1,687
Trailing commissions	21,141	9,916
Total operating expenses	1,109,493	295,436

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,144,753	$(1,840,615)

Aspen Diversified Fund LLC
Statements of Changes in Net Assets

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Audited)

Net assets at beginning of period	$85,973,252	$53,322,618

Capital contributions	11,222,783	11,538,195

Redemptions	(7,244,076)	(461,247)

Net increase (decrease) from operations	7,144,753	(1,840,615)

Net assets at end of period	$97,096,712	$62,558,951

Aspen Diversified Fund LLC
Statements of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$7,144,753	$(1,840,615)

Adjustments to reconcile ‘net increase (decrease) in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(8,620,000)	(15,150,273)
Redemptions from investments in investment funds	6,000,000	4,546,273
Net realized gains from investments	(792,846)	-0-
Increase (decrease) in unrealized gains (losses)	(7,444,004)	1,560,043
Decrease in interest receivable	2,324	5,338
Increase in investments in transit	(1,725,000)	(876,000)
(Decrease) increase in commissions payable	(2,932)	7,637
Increase (decrease) in fees payable	76,496	(15,308)

NET CASH USED IN OPERATING ACTIVITIES	(5,361,209)	(11,762,905)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	12,747,019	12,079,115
Membership redemptions	(7,899,833)	(885,305)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,847,186	11,193,810

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(514,023)	(569,095)

Cash and cash equivalents at beginning of period	1,086,449	885,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$572,426	$316,826

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31, 2008 and 2007, the Company had membership redemptions payable of $122,340 and $324,925, respectively.

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

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

The accompanying unaudited financial statements of the Fund have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Fund for the period presented have been included. The following is a description of the more significant of those policies that the Fund follows in preparing its financial statements.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At March 31, 2008, cash on deposit included approximately $470,000 in excess of federally insured limits.

Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. The Fund has determined that the fair value of investments as a result of the adoption of this new standard on January 1, 2008 has not resulted in material changes to the fair values at March 31, 2008.

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At March 31, 2008 and during the three-months then ended investments in investment funds and net investment income consisted of the following:

	1st Qtr., 2008
	Net Investment	3/31/2008	3/31/2008	% of Fund’s
	Income	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$967,851	$10,100,980	$12,711,700	13.09%
Aspect US Fund LLC	1,063,537	10,838,000	13,048,353	13.44%
CFM Discus Fund LTD	102,855	4,545,519	4,998,740	5.15%
FORT Global Contrarian, LP	1,095,050	9,041,596	10,488,714	10.80%
Global Commodity Systematic LP	320,966	2,530,000	3,155,659	3.25%
Grinhan Diversified Fund (U.S.), LP [1]	944,998	11,608,000	14,207,157	14.63%
HFR MF Diversified Select Master Trust	1,814,712	14,450,000	19,148,845	19.72%
Man-AHL Diversified II LP	957,447	7,734,200	9,899,229	10.20%
Welton Global Capital Markets Fund, Ltd.	969,434	7,713,000	9,742,028	10.03%
TOTAL	$8,236,850	78,561,295	$97,400,425	100.31%

Other assets, less liabilities			(303,713)	(0.31%	)

Net assets			$97,096,712	100.00%

1 Effective April 21, 2008, Grinham Diversified Fund (U.S.), LP changed its name to Boronia Diversified Fund (U.S.), L.P.

At March 31, 2008 the fair value measurements were as follows:

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments in investment funds	$-0-	$97,400,425	$-0-

At December 31, 2007 and during the three-months ended March 31, 2007, investments in investment funds and net investment income (loss) consisted of the following:

	1st Qtr., 2007
	Net Investment	12/31/2007	12/31/2007	% of Fund’s
	Income	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$(8,320)	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	(501,525)	10,838,000	11,984,816	13.94%
CFM Discus Fund LP	(23,642)	-0-	-0-	0.00%
CFM Discus Fund LTD	-0-	4,545,519	4,895,885	5.70%
FORT Global Contrarian, LP	382,385	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	-0-	1,780,000	2,084,694	2.42%
Grinhan Diversified Fund (U.S.), LP	17,604	10,008,000	11,662,159	13.56%
HFR MF Diversified Select Master Trust	(836,614)	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	(238,066)	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	(351,865)	7,713,000	8,772,594	10.20%
TOTAL	$(1,560,043)	75,148,450	$86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

The investment objectives and policies for the investment funds are as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialists	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialists	Annually
Grinham Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund, and certain of the investment funds include restrictions on the total amount of annual redemptions that can be made by an investor. Management is required to disclose any investments that exceed 5% of the Fund’s capital at year end. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at March 31, 2008 and December 31, 2007.

At March 31, 2008 and December 31, 2007, the Fund had remitted $3,275,000 and $1,550,000, respectively, to investment funds that will not be credited to its respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At March 31, 2008 and December 31, 2007, the Fund had received capital contributions of $3,736,060 and $2,211,825, respectively that were credited to the member’s capital accounts on the first day of the following month. These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark, as defined. During the three months ended March 31, 2008 and 2007, the Fund recognized management and incentive fee expenses of $935,593 and $187,766, respectively.

During the three months ended March 31, 2008 and 2007, the Fund recognized expenses of $150,848 and $96,067, respectively, related to the administrative fee.

At March 31, 2008 and December 31, 2007, accounts payable consisted of $287,417 and $210,921, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the quarter ended March 31, 2008:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at December 31, 2007	$112.32	$120.70	$125.61

Net income from investments in investment funds	10.49	11.27	11.76
Interest income	0.02	0.02	0.02
Total investment income	10.51	11.29	11.78

Management & incentive fees	(1.42)	(1.57)	-0-
Administrative fees	(0.19)	(0.20)	(0.22)
Other expenses	(0.59)	-0-	-0-
Total operating expenses	(2.20)	(1.77)	(0.22)

Ending unit value at March 31, 2008	$120.63	$130.22	$137.17

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment income	8.72%		8.76%		8.76%
Operating expenses and management fees	(1.84%	)	(1.38%	)	(0.16%	)
Net income	6.88%		7.38%		8.60%
Total return	7.40%		7.89%		9.20%

The portfolio turnover rate for the quarter ended March 31, 2008 was 6.49%.

Financial highlights were as follows for the quarter ended March 31, 2007:

Per unit activity:	Class A Units	Class B Units	Class E Units
Beginning net unit value at December 31, 2006	$105.21	$111.05	$113.39

Net loss from investments in investment funds	(2.50)	(2.66)	(2.73)
Interest income	0.03	0.03	0.03
Total investment loss	(2.47)	(2.63)	(2.70)

Management & incentive fees	(0.46)	(0.51)	-0-
Administrative fees	(0.17)	(0.18)	(0.19)
Other expenses	(0.53)	-0-	-0-
Total operating expenses	(1.17)	(0.69)	(0.19)

Ending unit value at March 31, 2007	$101.57	$107.73	$110.50

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class E Units
Net investment loss	(3.03%	)	(2.81%	)	(2.37%	)
Operating expenses	(1.14%	)	(0.63%	)	(0.17%	)
Net loss	(4.17%	)	(3.44%	)	(2.54%	)
Total return	(3.47%	)	(2.99%	)	(2.55%	)

The portfolio turnover rate for the quarter ended March 31, 2007 was 0.00%.

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

Investee Pool performance during the quarter ending March 31, 2008 coupled with ongoing operating expenses resulted in a total return of 7.40% for Class A Units, a total return of 7.89% for Class B Units, and a total return of 9.20% of Class E Units. Comparative performance for the quarter ending March 31, 2007 resulted in a total return of (3.47%) for Class A Units, a total return of (2.99%) for Class B Units, and a total return of (2.55%) for Class E Units. Class A Units were first issued on August 1, 2006; Class B Units were first issued August 1, 2005; and Class E Units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

The collective performance of the Investee Pools was positive during the three months ending March 31, 2008. Investee Pool performance coupled with ongoing operating expenses resulted in a net gain of 8.06% for the overall pool during the first three months of 2008 and a net loss of 3.06% for the overall pool during the first three months of 2007. Differences in these results may be attributable to general market conditions.

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

Investee Pools in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results. See Form 10-K “Item 1A. Risk Factors” for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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
	March 31, 2008
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
APM Hedged Global Commodity Fund, LDC	$12,711,700	13.05%
Aspect US Fund LLC	13,048,353	13.40%
CFM Discus Fund LTD	4,998,740	5.13%
FORT Global Contrarian, LP	10,488,714	10.77%
Global Commodity Systematic LP	3,155,659	3.24%
Grinham Diversified Fund (U.S.), LP	14,207,157	14.59%
HFR MF Diversified Select Master Trust	19,148,845	19.66%
Man-AHL Diversified II LP	9,899,229	10.16%
Welton Global Capital Markets Fund, Ltd.	9,742,028	10.00%
TOTAL	$97,400,425	100.00%

The quantitative disclosures above regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of March 31, 2008, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund's internal control over financial reporting in the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any material legal proceedings threatened or pending to which the registrant is a party or of which any of the registrant’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the registrant’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2008 through March 31, 2008, a total of 54,919.58 Units were sold for the aggregate net subscription amount of $6,849,825. Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2008	Class A	$517,100	4,603.79	$112.32
01/01/2008	Class B	1,634,725	13,544.20	$120.70
01/01/2008	Class E	35,000	278.63	$125.61
02/01/2008	Class B	2,587,017	20,677.61	$125.11
03/01/2008	Class A	155,000	1,265.80	$122.45
03/01/2008	Class B	1,900,900	14,404.95	$131.96
03/01/2008	Class E	20,083	144.60	$138.89
		$6,849,825	54,919.58

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer