Form 10-Q
period 2008-06-30
Aspen Diversified Fund LLC
filed 2008-08-14
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Filing Status

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

☐ Yes ☒ No

i

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $81,155,036 and $75,148,450 at June 30, 2008 and December 31, 2007, respectively)	$106,722,761	$86,543,576
Cash and cash equivalents	1,120,475	1,086,449
Interest and other receivables	1,563	4,473
Investments in transit	3,900,000	1,550,000

Total assets	$111,744,799	$89,184,498

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$8,099	$10,403
Management, incentive and administrative fees payable	240,254	210,921
Membership redemptions payable	622,817	778,097
Capital contributions received in advance of admission date	2,879,379	2,211,825
Total liabilities	3,750,549	3,211,246

Net assets	107,994,250	85,973,252

Total liabilities and net assets	$111,744,799	$89,184,498

Aspen Diversified Fund LLC
Interim Statements of Operations

	For the three months ended June 30, 2008 (Unaudited)	For the three months ended June 30, 2007	For the six months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2007
Investment income

Realized and unrealized gains on investments
Realized gain on investments	$543,741	$6,282,967	$1,336,587	$45,519
Unrealized gain on investments	2,728,594	-0-	10,172,598	4,677,405
Net realized and unrealized gain on investments	3,272,335	6,282,967	11,509,185	4,722,924
Interest income	3,129	7,527	20,525	22,391
Total net investment income	3,275,464	6,290,494	11,529,710	4,745,315

Operating expenses
Management and incentive fees	325,477	335,196	1,261,070	522,962
Administrative fees	160,803	109,414	311,651	205,481
Bank fees	1,821	1,311	3,732	2,998
Trailing commissions	24,043	13,623	45,184	23,539
Total operating expenses	512,144	459,544	1,621,637	754,980

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,763,320	$5,830,950	$9,908,073	$3,990,335

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets

	For the six months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2007

Net assets at beginning of period	$85,973,252	$53,322,618

Capital contributions	16,351,233	15,694,170

Redemptions	(4,238,308)	(2,452,458)

Net increase from operations	9,908,073	3,990,335

Net assets at end of period	$107,994,250	$70,554,665

Aspen Diversified Fund LLC
Interim Statements of Cash Flows

	For the six months ended June 30, 2007 (Unaudited)	For the six months ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$9,908,073	$3,990,335

Adjustments to reconcile ‘net increase in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(16,670,000)	(17,754,519)
Redemptions from investments in investment funds	8,000,000	4,545,519
Increase in realized gains	(1,336,587)	(45,519)
Increase in unrealized gains	(10,172,598)	(4,677,405)
Decrease in interest receivable	2,910	4,386
Increase in investments in transit	(2,350,000)	(5,771,000)
(Decrease) increase in commissions payable	(2,304)	2,610
Increase in fees payable	29,333	191,139

NET CASH USED IN OPERATING ACTIVITIES	(12,591,173)	(19,514,454)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	17,018,787	21,892,861
Membership redemptions	(4,393,588)	(2,136,426)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,625,199	19,756,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,026	241,981

Cash and cash equivalents at beginning of period	1,086,449	885,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,120,475	$1,127,902

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2008 and 2007, the Fund had membership redemptions payable of $622,817 and $857,000, respectively.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At June 30, 2008, cash on deposit included approximately $1,024,000 in excess of federally insured limits.

Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date.  As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available.  The Fund has determined that the fair value of investments as a result of the adoption of this new standard on January 1, 2008 has not resulted in material changes to the fair values at June 30, 2008.

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At June 30, 2008 and during the six months then ended investments in investment funds and net investment income consisted of the following:

	Net Investment Income (for the six months ended June 30, 2008)	Cost Basis as of June 30, 2008	Fair Value as of June 30, 2008	% of Fund’s Net Assets
APM Hedged Global Commodity Fund, LDC	$1,559,350	$11,600,980	$14,803,199	13.71%
Aspect US Fund LLC	1,778,289	9,381,740	11,763,105	10.89%
Boronia Diversified Fund (U.S.), LP	332,602	12,033,000	14,019,761	12.98%
CFM Discus Fund LTD	327,425	4,545,519	5,223,310	4.84%
FORT Global Contrarian, LP	517,410	9,041,596	9,911,074	9.18%
Global Commodity Systematic LP	1,016,084	6,355,000	7,675,777	7.11%
HFR MF Diversified Select Master Trust	2,846,079	14,450,000	20,180,212	18.69%
Man-AHL Diversified II LP	1,377,632	10,034,200	12,619,415	11.69%
Welton Global Capital Markets Fund, Ltd.	1,754,314	7,713,000	10,526,908	9.75%
TOTAL	$11,509,185	85,155,035	$106,722,761	98.84%

Other assets, less liabilities			1,271,489	1.16%

Net assets			$107,994,250	100.00%

At June 30, 2008 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$106,722,761	$-0-

At December 31, 2007 and during the six months ended June 30, 2007, investments in investment funds and net investment income consisted of the following:

	Net Investment Income (for the six months ended June 30, 2007)	Cost Basis as of December 31, 2007	Fair Value as of June 30, 2007	% of Fund’s Net Assets
APM Hedged Global Commodity Fund, LDC	$154,602	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	817,069	10,838,000	11,984,816	13.94%
Boronia Diversified Fund (U.S.), LP	242,104	10,008,000	11,662,159	13.56%
CFM Discus Fund LTD	262,415	4,545,519	4,895,885	5.70%
FORT Global Contrarian, LP	1,189,621	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	5,400	1,780,000	2,084,694	2.42%
HFR MF Diversified Select Master Trust	813,543	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	406,485	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	831,685	7,713,000	8,772,594	10.20%
TOTAL	$4,722,924	75,148,450	$86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

The investment objectives and policies for the investment funds are as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
Boronia Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialists	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialists	Annually
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund.

Management is required to disclose any investments that exceed 5% of the Fund’s capital at year end.  Information is not available to determine if an individual investment held by any of the investment funds exceeded 5% of the Fund’s capital at June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, the Fund had remitted $3,900,000 and $1,550,000, respectively, to investment funds that will not be credited to its respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members.  Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month.  At June 30, 2008 and December 31, 2007, the Fund had received capital contributions of $2,879,379 and $2,211,825, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class.  The annual fee percentages by unit class are as follows:

	Class A Units	Class B Units	Class C Units	Class E Units
Management fees	1.00%	1.00%	0.75%	0.00%
Incentive fees	10.00%	10.00%	7.50%	0.00%
Administrative fees	0.65%	0.65%	0.25%	0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark.  During the six months ended June 30, 2008 and 2007, the Fund recognized management and incentive fee expenses of $1,261,070 and $522,962, respectively.

During the six months ended June 30, 2008 and 2007, the Fund recognized administrative fee expenses of $311,651 and $205,481, respectively.

At June 30, 2008 and December 31, 2007, accounts payable consisted of $240,254 and $210,921, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the quarter ended June 30, 2008:

Per unit activity:	Class A Units	Class B Units	Class C Units *	Class E Units
Beginning net unit value at December 31, 2007	$112.32	$120.70	$-0-	$125.61
Unit Purchase Value	N/A	N/A	$100.00	N/A

Net income from investments in investment funds	14.15	15.25	3.06	15.96
Interest income	0.03	0.03	0.00	0.03
Total investment income	14.18	15.28	3.06	15.99

Management & incentive fees	(1.79)	(2.06)	(0.40)	-0-
Administrative fees	(0.38)	(0.42)	(0.06)	(0.44)
Other expenses	(1.19)	-0-	-0-	-0-
Total operating expenses	(3.36)	(2.48)	(0.46)	(0.44)

Ending unit value at June 30, 2008	$123.14	$133.50	$102.60	$141.16

* Class C Units were first issued on April 1, 2008

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class E Units
Net investment income	11.79%		11.98%		3.09%		11.79%
Operating expenses	(2.83%	)	(1.93%	)	(0.46%	)	(0.32%	)
Net income	8.96%		10.05%		2.62%		11.47%
Total return	9.63%		10.61%		2.60%		12.38%

The portfolio turnover rate for the quarter ended June 30, 2008 was 8.27%.

Financial highlights were as follows for the quarter ended June 30, 2007:

Per unit activity:	Class A Units	Class B Units		Class C Units	Class E Units
Beginning net unit value at December 31, 2006	$105.21	$111.05	$	N/A	$113.39

Net income from investments in investment funds	7.31	7.76		N/A	7.97
Interest income	0.04	0.04		N/A	0.04
Total investment income	7.35	7.80		N/A	8.01

Management & incentive fees	(1.07)	(1.25)		N/A	-0-
Administrative fees	(0.34)	(0.36)		N/A	(0.37)
Other expenses	(1.06)	-0-		N/A	-0-
Total operating expenses	(2.47)	(1.61)		N/A	(0.37)

Ending unit value at June 30, 2007	$110.09	$117.24	$	N/A	$121.03

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units	Class E Units
Net investment income	9.12%		8.02%		N/A	6.97%
Operating expenses	(2.55%	)	(1.52%	)	N/A	(0.33%	)
Net income	6.57%		6.50%		N/A	6.64%
Total return	4.64%		5.58%		N/A	6.73%

The portfolio turnover rate for the quarter ended June 30, 2007 was 0.00%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  The investment funds in which the Fund invests have varying liquidity opportunities ranging from monthly to annually.  The Fund maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by Members.  Redemption requests could be delayed due to liquidity constraints of Investee Pools.

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

The collective performance results of the investment funds were positive during the six months ended June 30, 2008.  the Fund's performance coupled with ongoing operating expenses resulted in a net gain of 9.01% for the overall Fund during the first half of 2008.  The net gain for the Class A Units was 9.63%; the net gain for the Class B Units was 10.61%; the net gain for the Class C Units was 2.60%; and the net gain for the Class E Units was 12.38%.  Comparative performance for the six months ended June 30, 2007 resulted in a net gain of 4.64% for the Class A Units, a net gain of 5.58% for the Class B Units; and a net gain of 6.73% for the Class E Units.  Class A Units were first issued August 1, 2006; Class B Units were first issued August 1, 2005; Class C Units were first issued on April 1, 2008; and Class E Units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2008	% of Total
APM Hedged Global Commodity Fund, LDC	$14,803,199	13.87%
Aspect US Fund LLC	11,763,105	11.02%
Boronia Diversified Fund (U.S.), LP	14,019,761	13.14%
CFM Discus Fund LTD	5,223,310	4.89%
FORT Global Contrarian, LP	9,911,074	9.29%
Global Commodity Systematic LP	7,675,777	7.19%
HFR MF Diversified Select Master Trust	20,180,212	18.91%
Man-AHL Diversified II LP	12,619,415	11.83%
Welton Global Capital Markets Fund, Ltd.	10,526,908	9.86%
TOTAL	$106,722,761	100.00%

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of June 30, 2008, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund's internal control over financial reporting in the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any material legal proceedings threatened or pending to which the Fund is a party or of which any of the Fund’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From April 1, 2008 through June 30, 2008, a total of 119,603 Units were sold for the aggregate net subscription amount of $13,874,364.  Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act").  Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
04/01/2008	Class A	$397,000	3,290.99	$120.63
04/01/2008	Class B	2,311,060	17,747.36	$130.22
04/01/2008	Class C	5,372,958	53,729.58	$100.00
05/01/2008	Class A	49,000	415.53	$117.92
05/01/2008	Class B	1,673,146	13,121.49	$127.51
06/01/2008	Class A	28,000	233.61	$119.86
06/01/2008	Class B	4,043,200	31,145.48	$129.82
		$13,874,364	119,603.04

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

The Managing Member estimates that 90% or more of the Fund's assets with Investee Pools or Portfolio Managers, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts.  All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund.  The balance of the Fund's assets will be held in cash in the Fund's bank account and will be used to maintain liquidity to pay Fund expenses.  The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to the Managing Member, any affiliate or employee of the Managing Member or any other party, and will not invest in equity securities without prior notice to Members.  The Managing Member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer