Form 10-Q
period 2008-09-30
Aspen Diversified Fund LLC
filed 2008-11-13
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $91,955,127 and $75,148,450 at September 30, 2008 and December 31, 2007, respectively)	$103,843,329	$86,543,576
Cash and cash equivalents	1,552,861	1,086,449
Interest and other receivables	1,315	4,473
Investments in transit	3,475,000	1,550,000

Total assets	$108,872,505	$89,184,498

LIABILITIES AND NET ASSETS

Liabilities
Commissions payable	$10,792	$10,403
Management, incentive and administrative fees payable	130,882	210,921
Membership redemptions payable	1,281,543	778,097
Capital contributions received in advance of admission date	1,756,379	2,211,825
Total liabilities	3,179,596	3,211,246

Net assets	105,692,909	85,973,252

Total liabilities and net assets	$108,872,505	$89,184,498

Aspen Diversified Fund LLC
Interim Statements of Operations

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Investment income

Realized and unrealized gain (loss)on investments
Realized gain on investments	$800,091	$-0-	$2,136,678	$45,519
Unrealized (loss) gain on investments	(9,679,522)	(1,490,522)	493,076	3,186,883
Net realized and unrealized (loss) gain on investments	(8,879,431)	(1,490,522)	2,629,754	3,232,402
Interest income	5,118	10,890	25,643	33,281
Total net investment (loss) income	(8,874,313)	(1,479,632)	2,655,397	3,265,683

Operating expenses
Management and incentive fees	225,472	152,285	1,486,543	675,248
Administrative fees	170,924	125,070	482,575	330,551
Bank fees	2,156	1,500	5,887	4,498
Trailing commissions	30,288	14,761	75,472	38,300
Total operating expenses	428,840	293,616	2,050,477	1,048,597

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(9,303,153)	$(1,773,248)	$604,920	$2,217,086

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

Net assets at beginning of period	$85,973,252	$53,322,618

Capital contributions	25,418,641	25,874,342

Redemptions	(6,303,904)	(3,577,022)

Net increase from operations	604,920	2,217,086

Net assets at end of period	$105,692,909	$77,837,024

Aspen Diversified Fund LLC
Interim Statements of Cash Flows

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$604,920	$2,217,086

Adjustments to reconcile ‘net increase in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(29,670,000)	(25,574,519)
Redemptions from investments in investment funds	15,000,000	4,545,519
Realized gains	(2,136,678)	(45,519)
Unrealized gains	(493,076)	(3,186,883)
Decrease in interest receivable	3,157	4,003
Increase in investments in transit	(1,925,000)	(321,000)
Increase in commissions payable	390	2,617
(Decrease) increase in fees payable	(80,038)	74,303

NET CASH USED IN OPERATING ACTIVITIES	(18,696,325)	(22,284,393)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	24,963,196	25,868,937
Membership redemptions	(5,800,459)	(3,535,383)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,162,737	22,333,554

NET INCREASE IN CASH AND CASH EQUIVALENTS	466,412	49,161

Cash and cash equivalents at beginning of period	1,086,449	885,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,552,861	$935,082

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 2008 and 2007, the Fund had membership redemptions payable of $1,281,543 and $790,632, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (A, B, C, D, and E). As of September 30, 2008, no Class D Units were outstanding. The Fund allocates its assets among multiple investment managers by investing in investment funds and/or managed accounts that are traded by the managers.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. At September 30, 2008, cash on deposit included approximately $1,465,000 in excess of federally insured limits.

Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date.  As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available.  The Fund has determined that the fair value of investments as a result of the adoption of this new standard on January 1, 2008 has not resulted in material changes to the fair values at September 30, 2008.

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At September 30, 2008 and during the nine months then ended investments in investment funds and net investment income consisted of the following:

	Net Investment Income (for the nine months ended September 30, 2008)	Cost Basis as of September 30, 2008	Fair Value as of September 30, 2008	% of Fund’s Net Assets
APM Hedged Global Commodity Fund, LDC	$178,032	$11,600,980	$13,421,881	12.70%
Aspect US Fund LLC	669,702	3,181,832	3,654,518	3.46%
Boronia Diversified Fund (U.S.), LP	(590,283)	13,033,000	14,096,876	13.34%
CFM Discus Fund LTD	(129,098)	4,545,519	4,766,786	4.51%
FORT Global Contrarian, LP	(74,952)	9,641,596	9,918,712	9.38%
Global Commodity Systematic LP	563,372	7,855,000	8,723,065	8.25%
HFR MF Diversified Select Master Trust	1,103,253	14,450,000	18,437,386	17.44%
Man-AHL Diversified II LP	(69,395)	13,034,200	14,172,387	13.41%
Robeco Transtrend Diversified Fund LLC	259,060	5,000,000	5,259,060	4.98%
Welton Global Capital Markets Fund, Ltd.	720,063	9,613,000	11,392,658	10.78%
TOTAL	$2,629,754	91,955,127	$103,843,329	98.25%

Other assets, less liabilities			1,849,580	1.75%

Net assets			$105,692,909	100.00%

At September 30, 2008 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$103,843,329	$-0-

At December 31, 2007 and during the nine months ended September 30, 2007, investments in investment funds and net investment income consisted of the following:

	Net Investment Income (for the nine months ended September 30, 2007)	Cost Basis as of December 31, 2007	Fair Value as of December 31, 2007	% of Fund’s Net Assets
APM Hedged Global Commodity Fund, LDC	$721,100	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	(33,501)	10,838,000	11,984,816	13.94%
Boronia Diversified Fund (U.S.), LP	790,544	10,008,000	11,662,159	13.56%
CFM Discus Fund LTD	(713,391)	4,545,519	4,895,885	5.70%
FORT Global Contrarian, LP	(18,773)	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	175,989	1,780,000	2,084,694	2.42%
HFR MF Diversified Select Master Trust	1,458,024	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	434,602	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	417,808	7,713,000	8,772,594	10.20%
TOTAL	$3,232,402	75,148,450	$86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

The investment objectives and policies for the investment funds are as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Aspect US Fund LLC	Diversified Long-Term Trend Follower	Monthly
Boronia Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
FORT Global Contrarian, LP	Contra-Trend	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialists	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialists	Annually
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Robeco Transtrend Diversified Fund LLC	Diversified Medium-Term Trend Follower	Monthly
Welton Global Capital Markets Fund, Ltd.	Diversified Long-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund.

Management is required to disclose any investments that exceed 5% of the Fund’s capital at year end.  Information is not available to determine if an individual investment held by any of the investment funds exceeded 5% of the Fund’s capital at September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, the Fund had remitted $3,475,000 and $1,550,000, respectively, to investment funds that will not be credited to its respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

As of September 30, 2008, all of the assets of the Fund invested in Aspect US Fund LLC were redeemed.

As of October 31, 2008, all of the assets of the Fund invested in FORT Global Contrarian, LP were redeemed.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members.  Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month.  At September 30, 2008 and December 31, 2007, the Fund had received capital contributions of $1,756,379 and $2,211,825, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class.  The annual fee percentages by unit class are as follows:

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Management fees	1.00%	1.00%	0.75%	1.00%	0.00%
Incentive fees	10.00%	10.00%	7.50%	10.00%	0.00%
Administrative fees	0.65%	0.65%	0.25%	1.65%	0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark.  During the nine months ended September 30, 2008 and 2007, the Fund recognized management and incentive fee expenses of $1,486,543 and $675,248, respectively.

During the nine months ended September 30, 2008 and 2007, the Fund recognized administrative fee expenses of $482,575 and $330,551, respectively.

At September 30, 2008 and December 31, 2007, accounts payable consisted of $130,882 and $210,921, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the nine months ended September 30, 2008:

Per unit activity:	Class A Units	Class B Units	Class C Units†	Class D Units‡	Class E Units
Beginning net unit value at December 31, 2007	$112.32	$120.70	$-0-	N/A	$125.61
Unit Purchase Value	N/A	N/A	$100.00	N/A	N/A

Net income from investments in investment funds	4.40	4.67	(5.08)	N/A	4.76
Interest income	0.03	0.03	0.00	N/A	0.03
Total investment income	4.43	4.70	(5.08)	N/A	4.79

Management & incentive fees	(2.09)	(2.39)	(0.59)	N/A	-0-
Administrative fees	(0.58)	(0.63)	(0.11)	N/A	(0.66)
Other expenses	(1.77)	-0-	-0-	N/A	-0-
Total operating expenses	(4.44)	(3.02)	(0.70)	N/A	(0.66)

Ending unit value at September 30, 2008	$112.31	$122.38	$94.22	N/A	$129.74

† Class C Units were first issued on April 1, 2008.
‡ Class D Units had not yet been issued as of September 30, 2008.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	1.14%		3.02%		(11.49%	)	N/A	3.73%
Operating expenses	(3.88%	)	(2.35%	)	(1.55%	)	N/A	(0.49%	)
Net income	(2.75%	)	0.67%		(13.05%	)	N/A	3.25%
Total return	(0.01%	)	1.40%		(5.78%	)	N/A	3.29%

The portfolio turnover rate for the quarter ended September 30, 2008 was 15.15%.

Financial highlights were as follows for the nine months ended September 30, 2007:

Per unit activity:	Class A Units	Class B Units		Class C Units†		Class D Units‡	Class E Units
Beginning net unit value at December 31, 2006	$105.21	$111.05		N/A		N/A	$113.39

Net income from investments in investment funds	5.14	5.47		N/A		N/A	5.60
Interest income	0.05	0.05		N/A		N/A	0.06
Total investment income	5.19	5.52		N/A		N/A	5.66

Management & incentive fees	(1.33)	(1.53)		N/A		N/A	-0-
Administrative fees	(0.52)	(0.54)		N/A		N/A	(0.56)
Other expenses	(1.59)	(0.01)		N/A		N/A	(0.01)
Total operating expenses	(3.44)	(2.08)		N/A		N/A	(0.57)

Ending unit value at September 30, 2007	$106.96	$114.49	$	N/A	$	N/A	$118.48

† Class C Units had not yet been issued as of September 30, 2007.
‡ Class D Units had not yet been issued as of September 30, 2007.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units	Class D Units	Class E Units
Net investment income	5.99%		5.07%		N/A	N/A	5.00%
Operating expenses	(3.51%	)	(1.95%	)	N/A	N/A	(0.49%	)
Net income	2.48%		3.13%		N/A	N/A	4.51%
Total return	1.67%		3.10%		N/A	N/A	4.49%

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

Capital Resources.  There are no commitments for capital expenditures as of the end of the latest fiscal period.  Capital invested in the Fund has increased as investors continue to purchase interests in the Fund.  The Fund anticipates offering interests on a continuing basis, increasing the total capital available for investment.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations.  The Fund is a collective investment pool.  The net assets of the pool continue to increase as new interests are issued.  Performance of the Fund may vary considerably from one period to the next.  Results may also vary considerably when compared to results from the same period in previous years.

The collective performance results of the investment funds were positive during the nine months ended September 30, 2008.  The Fund’s performance coupled with ongoing operating expenses resulted in a net loss of (0.27%) for the overall Fund during the nine months ended September 30, 2008.  The net loss for the Class A Units was (0.01%); the net gain for the Class B Units was 1.40%; the net loss for the Class C Units was (5.78%); and the net gain for the Class E Units was 3.29%.  Comparative performance for the nine months ended September 30, 2007 resulted in a net gain of 1.67% for the Class A Units, a net gain of 3.10% for the Class B Units; and a net gain of 4.49% for the Class E Units.  Class A Units were first issued August 1, 2006; Class B Units were first issued August 1, 2005; Class C Units were first issued on April 1, 2008; and Class E Units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of September 30, 2008	% of Total
APM Hedged Global Commodity Fund, LDC	$13,421,881	12.92%
Aspect US Fund LLC	3,654,518	3.52%
Boronia Diversified Fund (U.S.), LP	14,096,876	13.58%
CFM Discus Fund LTD	4,766,786	4.59%
FORT Global Contrarian, LP	9,918,712	9.55%
Global Commodity Systematic LP	8,723,065	8.40%
HFR MF Diversified Select Master Trust	18,437,386	17.76%
Man-AHL Diversified II LP	14,172,387	13.65%
Robeco Transtrend Diversified Fund LLC	5,259,060	5.06%
Welton Global Capital Markets Fund, Ltd.	11,392,658	10.97%
TOTAL	$103,843,329	100.00%

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of September 30, 2008, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund's internal control over financial reporting in the nine months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2008 through September 30, 2008, a total of 73,791 Units were sold for the aggregate net subscription amount of $9,067,409.  Units were only sold to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act").  Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
07/01/2008	Class A	$679,700	5,519.73	$123.14
07/01/2008	Class B	2,134,050	15,985.39	$133.50
07/01/2008	Class C	4,329	42.19	$102.60
08/01/2008	Class A	724,450	6,211.01	$116.64
08/01/2008	Class B	1,773,650	14,001.57	$126.68
08/01/2008	Class C	500,000	5,132.70	$97.41
09/01/2008	Class A	637,750	5,642.84	$113.02
09/01/2008	Class B	2,613,480	21,255.66	$122.95
		$9,067,409	73,791.09

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

Dated: November 13, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer