Form 10-K
period 2008-12-31
Aspen Diversified Fund LLC
filed 2009-04-16
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________________

FORM 10-K
_______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is anot required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

☐ Yes ☒ No

As of June 30, 2008, the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $107,444,069.

Documents incorporated by reference: None.

-ii-

-iii-

PART I

Item 1.  Business.

(a)	General Development of Business.

The Aspen Diversified Fund LLC (the “Fund”) is a limited liability company organized under the laws of Delaware in April 2005. The Fund began investment operations on July 1, 2005.

The Fund’s business is trading a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities. The Fund is organized as a “multi-advisor” commodity pool and invests its assets in other pooled investment vehicles (“Investee Pools”) as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed or traded by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

Investment Funds may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to actively profit from anticipated trends in market prices. Portfolio Managers may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends. Portfolio Managers will attempt to structure portfolios of liquid futures contracts including but not limited to stock index, global currency, interest rate, metals, energy and agricultural futures markets.

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund. As of December 31, 2008, the Managing Member had approximately $130.3 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

The Fund and the Managing Member maintain their principal business office at 1230 Peachtree Street, N.E., Suite 1750, Atlanta, Georgia 30309 and their telephone number is (404) 879-5126.

Guidance Capital LLC (the “Sub-Advisor”), an Illinois limited liability company, acts as sub-advisor to the Fund. The Sub-Advisor’s office is located at 500 Delaware Avenue, Suite 720, Wilmington, DE 19801, and its telephone number is (302) 573-5000. The Sub-Advisor is unaffiliated with the Managing Member. The Sub-Advisor is a registered investment adviser under the Advisers Act, and is also registered with the CFTC as a CTA and is a member of the NFA.

The Sub-Advisor is responsible for recommending the selection of, investment in and withdrawal from Investment Funds, to the Investment Committee of the Fund (the “Investment Committee”), which consists of representatives from both the Sub-Advisor and the Managing Member. The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so.

Interests in the Fund are marketed through Frontier Solutions, LLC (the “Broker/Dealer”), a Georgia limited liability company which began operations in January 2006. The Broker/Dealer is a wholly-owned subsidiary of the Managing Member and is a registered Broker/Dealer with the Financial Industry Regulatory Authority (“FINRA”). The Broker/Dealer’s office is located at 1230 Peachtree Road N.E., Suite 1750, Atlanta, Georgia 30309 and its telephone number is (404) 879-5126.

Aspen Partners, Ltd. is responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee. Interests in the Fund are marketed through the Managing Member’s wholly-owned broker/dealer subsidiary, Frontier Solutions, LLC. Aspen Partners, Ltd. and Guidance Capital, LLC participate in the investment decisions of the Fund via the Fund’s Investment Committee.

(b)	Financial Information about Segments.

The Fund’s business constitutes only one segment for financial reporting purposes. The Fund does not engage in sales of goods or services. Refer to Part II, Item 6 and Item 8 for financial information pertaining to the Fund.

(c)	Narrative Desicription of Business.

(i) through (xii) not applicable. Refer to Part I, Item 1(a) for more information.

(xiii) The Fund has no employees.

The Fund seeks to achieve capital appreciation through investments in a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities (“Financial Instruments”). The Fund will invest its assets in Investment Funds managed or traded by independent CTAs or other Portfolio Managers. Investment Funds may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to actively profit from anticipated trends in market prices.

The Portfolio Managers trading Investment Funds of the Fund, (each, a “Portfolio Manager”, together, the “Portfolio Managers”) may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends. Portfolio Managers will attempt to structure portfolios of liquid futures contracts including but not limited to stock index, global currency, interest rate, metals, energy and agricultural futures markets. Market selection may be based on the liquidity or legal constraints, market conditions or data reliability of the market, depending on the Portfolio Manager’s internal policies. Portfolio Managers trading Investment Funds may trade either on the long or short side of the market, often on a 24-hour basis, and generally have more volatile performance than many traditional investments, such as stocks and bonds. However, managed futures investments are generally not correlated with the returns of traditional long-only equity or fixed income investments. Generally, at least 80% of the net assets of the Fund will be invested with Investment Funds that invest in futures markets, options on commodity future contracts, and forward contracts.

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

The Managing Member generally invests Fund assets in Investment Funds managed primarily by Portfolio Managers who are systematic traders.

In addition to being distinguished from one another on the basis of whether they are systematic or discretionary traders, Portfolio Managers also are distinguished as relying on either technical or fundamental analysis, or on a combination of the two.

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

The Managing Member invests Fund assets in Investment Funds managed primarily by Portfolio Managers who are technical traders.

Trend-following traders gear their trading approaches towards positioning themselves to identify and follow major price movements. In contrast, market forecasters attempt to predict future price levels without relying on such trends to point the way, scalpers attempt to make numerous small profits on short-term trades, and arbitrage traders attempt to capture temporary price imbalances between inter-related markets. Trend-following traders assume that a majority of their trades will be unprofitable. Their objective is to make a few large profits, more than offsetting their numerous but smaller losses, by successfully identifying and following major trends. Consequently, during periods in which no major price trends develop in a market, a trend-following advisor is likely to incur substantial losses.

Generally, at least 80% of the net assets of the Fund will be invested with Investment Funds who invest in futures markets, options on commodity future contracts, and forward contracts. The Managing Member temporarily may invest the Fund’s available assets in U.S. government securities or “cash equivalent” financial instruments such as certificates of deposit, money market funds or other cash equivalents.

The trading of futures and commodity interests is inherently leveraged. Accordingly, the Fund does not intend to borrow. Investment Funds, however, are permitted to borrow or otherwise use leverage. Nevertheless, the Managing Member does not presently intend to invest in Investment Funds that contemplate borrowing.

The Fund is a speculative investment and is not intended as a complete investment program. The Fund is designed only for sophisticated persons who are able to bear the risk of an investment in the Fund. There can be no assurance that the Fund will achieve its investment objectives.

(d)	Financial Information about Geographic Areas.

The Fund invests in Investee Pools located within the United States and abroad. Investment Funds may trade on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

(e)	Available Information.

Not applicable.

(f)	Reports to Securities Holders.

Not applicable.

(g)	Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

Item 1A.  Risk Factors.

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

Past performance records are not necessarily indicative of future trading results. Past performance records of the Fund, the Managing Member, and the Investment Funds are not necessarily indicative of future results.

Futures, forward and commodity interest contract trading is volatile. Trading in the futures, forward and commodity interest markets typically results in volatile performance. The performance records of the Investment Funds have exhibited a considerable degree of volatility.

The Fund’s trading is highly leveraged. The low margin deposits frequently required in futures, forward and commodity interest trading permit an extremely high degree of leverage. Investment Funds frequently may hold positions with a gross value several times in excess of the Fund’s Net Assets allocated to them. Consequently, even a slight movement in the prices of open positions could result in significant losses.

Markets may be illiquid or disrupted. Most United States futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.” During a single trading day no trades may be executed in such contracts at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent Portfolio Managers or the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses. Also, the CFTC or futures exchanges may suspend or limit trading. Trading on non-United States exchanges also may be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity. Trading in the forward currency markets is not subject to daily limits, although such trading also is subject to periods of significant illiquidity.

Failure of brokerage firms and forward market participants could adversely affect the Fund. The Commodity Exchange Act, as amended, requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of the Investment Funds’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Fund allocated to that Investment Fund might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, the Investment Fund would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Investment Fund (for example, United States Treasury bills or cash deposited by the Fund with such broker) was held by such broker. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker/dealers by the Securities Investors Protection Corporation.

In respect of their forward trading, the Fund’s Investment Funds will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Investment Funds trade. Any failure or refusal to discharge their contractual obligations by the counterparties with which the Investment Fund deals on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Fund’s investment in that Investment Fund to substantial losses. The Fund’s Portfolio Managers generally deal in the forward markets only with major financial institution counterparties which they consider to be creditworthy. However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Investment Funds ’ trading, impacting the Fund’s investments.

Forward trading is largely unregulated. None of the CFTC, NFA, futures exchanges or banking authorities directly regulates forward trading. Because a portion of the Investment Funds’ currency trading takes place in the forward markets, prospective investors must recognize that much of the Fund’s indirect investment activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. Investment Funds deposits with the currency forward counterparties with which a Portfolio Manager trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them. Although the Portfolio Managers deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Investment Fund to the loss of its entire deposit with such counterparty. The forward markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Fund’s investments in Investment Funds.

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

Trading on non-U.S. futures exchanges presents greater risk than trading on U.S. futures exchanges. The Portfolio Managers may trade on futures exchanges outside the United States. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. For example, some non-U.S. exchanges, in contrast to United States exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual exchange member with whom the Investment Fund has entered into a futures contract and not of any exchange or clearing corporation. In such cases, the Investment Fund will be subject to the risk of the inability or refusal to perform with respect to the individual exchange member with whom the Investment Fund has entered into a futures contract. Trading on foreign exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect an Investment Fund’s trading activities. In trading on foreign exchanges, the Investment Fund is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

The Fund will incur substantial charges which will reduce profits. The Fund is obligated to pay the Managing Member Management Fees and Administrative Fees regardless of whether the Fund is profitable.

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

Each Class is also subject to its pro rata sahre of the management fee, incentive fee and other fees of the Investment Funds.

Forward trading is conducted in a principals’ market in which counterparties buy and sell currencies among each other, including a “bid-ask” spread in their pricing. Institutions trading in such markets do not pay brokerage commissions in addition to such spreads. It is not possible to quantify the “bid-ask” spreads paid by the Portfolio Managers in respect of its currency trading because it is not possible for the Portfolio Manager to know what, if any, profit its counterparty is making on the forward trades into which it enters. However, these spreads represent a significant direct or indirect execution cost to the Fund.

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

Technical trading systems may detrimentally alter historical trading patterns or affect the execution of trades. There has been, in recent years, a substantial increase in interest in technical futures trading systems, particularly trend-following systems. As the capital under the management of trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Investment Funds or the Fund, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Investment Funds and/or the Fund.

Although the Investment Funds and Fund are as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products – particularly those managed by systematic, trend-following advisors – to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the Managing Member, the Sub-Advisor and the Portfolio Managers, the success of the Fund may be substantially dependent on general market conditions over which the Managing Member, the Sub-Advisor and the Portfolio Managers have no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise. The increased use of such techniques could alter trading patterns that the Managing Member, the Sub-Advisor and the Portfolio Managers attempt to exploit to the detriment of the Fund.

The Investment Funds and Portfolio Managers may modify their trading methods without approval by or notice to the Managing Member and the Sub-Advisor. Modifications may include changes in or substitution of technical trading systems, risk control overlays, money management principles and markets traded and introduction of non-technical factors and methods of analysis and non-trend-following technical systems and methods of analysis. The trading systems to be utilized by the Investment Funds and Portfolio Managers are proprietary and confidential.

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

Investors in the Fund may not be informed of changes in allocations to Investment Funds. The Managing Member expects from time to time to change the percentage of Fund assets allocated to each Investment Fund. The Fund may not be required, under certain circumstances, to notify Members of changes in allocations. In addition, the Fund will be required to change allocations if it receives additional subscriptions during periods when certain Investment Funds are no longer accepting additional funds (for example, because of capacity restrictions). In that case, the additional capital would either have to be allocated to those Investment Funds (if any) that were accepting additional funds, which would alter the respective percentages of the Fund's assets allocated to particular Investment Funds, or the Fund would have to place some or all of the additional capital with new Investment Funds or make direct investments. Therefore, the Fund's success may depend not only on the current Investment Funds and the Managing Member's ability to allocate Fund assets successfully among those Investment Funds, but also the ability to identify new Portfolio Managers and Investment Funds.

Investing in Investment Funds poses risks of inadequate information and limited liquidity. Although the Sub-Advisor and the Managing Member will attempt to monitor the performance of each Investment Fund, the Fund will not receive information regarding the actual investments made by the Investment Funds and must ultimately rely on (i) the CPO and CTA of each Investment Fund to operate in accordance with the investment strategy or the guidelines laid out by the CPO and CTA of the Investment Fund, and (ii) the accuracy of the information provided to the Fund by the CPO and CTA of the Investment Fund. If the CPO and CTA of an Investment Fund does not operate and manage such pool in accordance with the investment strategy or guidelines specified for such pool, or if the information furnished by an Investment Fund is not accurate, the Fund might sustain losses with respect to its investment in such Investment Fund despite the Sub-Advisor's and the Managing Member' attempts to monitor such pool.

In addition, Investment Funds may have restrictions in their governing documents that limit the Fund's ability to withdraw funds from or invest in the pool. The Fund's ability to withdraw funds from or invest funds in Investment Funds with such restrictions will be limited and such restrictions will limit flexibility to reallocate such assets among Investment Funds or to honor Member redemptions.

There exists a risk of lack of limited liability when investing in managed accounts. From time to time, the Fund may establish and invest in separately managed accounts managed by Portfolio Managers, as opposed to investing in Investee Pools. Separately managed accounts are typically not subject to the limitations on liability of investors generally offered by Investee Pools. Accordingly, the Fund would be subject to the risk of losses beyond its allocation of assets to such account and, potentially, could lose all of its assets as the result of its investment in such account. To minimize this risk, the Managing Member has established a number of trading companies (limited liability companies formed in Delaware) through which assets would be allocated to Managed Accounts. Incentive compensation for Portfolio Managers may result in more risky or speculative investments. The governing documents of the Investment Funds generally will provide for the Fund’s payment, as an investor in the Investment Fund, of fees or allocations of profits to the Portfolio Manager based upon appreciation, including unrealized appreciation, in the value of the Fund’s investment in the Investment Fund, but without penalties for realized losses or decreases in value of the Fund’s investment. The Portfolio Manager’s compensation or profit share may be determined separately for each quarter or each year, although losses in a quarter or year are often carried forward to subsequent quarters or years in determining the payment for such quarter or year. A Portfolio Manager’s incentive compensation arrangements may give the Portfolio Manager an incentive to make more risky or speculative investments.

Incentive fees may be paid to Portfolio Managers even though the Fund sustains trading losses. The incentive fees or allocations payable in respect of each Investment Fund are assessed individually based on the performance of each respective Investment Fund, irrespective of the overall performance of the Fund. Moreover, incentive fees and allocations are generally calculated based on the Fund’s total investment in an Investment Fund, not on the basis of each separate investment by the Fund in each Investment Fund. In view of the foregoing, it is possible that the Fund may be required to pay certain Portfolio Managers incentive fees or allocations, which could be substantial, even though the Fund as a whole was not profitable.

Speculative position limits may be exceeded by the Portfolio Managers. The CFTC and United States exchanges have established limits referred to as “position limits” on the maximum net long or net short speculative futures position which any person may hold or control in particular futures contracts. Generally, banks and dealers do not impose such limits with respect to forward contracts in currencies. All futures accounts managed by the Portfolio Managers and their affiliates are combined for position limit purposes. With respect to trading in futures contracts subject to position limits (for example, corn, wheat, cotton, soybeans, soybean meal and oil), the Portfolio Managers may reduce the size of the positions which would otherwise be taken for the Investment Funds or the Fund to avoid exceeding the limits. If position limits are exceeded by the Portfolio Managers in the opinion of the CFTC or any other regulatory body, exchange or board, the Portfolio Managers generally will liquidate positions in all accounts under their management, including the Investment Funds or the Fund, as nearly as possible in proportion to respective amounts of equity in each account to the extent necessary to comply with applicable position limits.

Conflicts of interest may exist with other clients of the Portfolio Managers, the Managing Member, the Sub-Advisor and their affiliates. The Portfolio Managers, the Managing Member, the Investment Committee Members, and the Sub-Advisor manage futures and forward accounts or Investment Funds other than the Fund, including, possibly, accounts in which the Portfolio Managers, the Managing Member, the Investment Committee Members, and the Sub-Advisor, their principals and employees have significant investments. The Portfolio Managers, the Managing Member, the Investment Committee Members, and the Sub-Advisor and their affiliates may manage additional accounts in the future. It is possible that such accounts may be in competition with the Fund for the same or similar positions in the futures and forward markets. The Portfolio Managers generally will use similar trading methods for the Fund and all other systematic accounts that the Portfolio Managers and their affiliates manage. The Portfolio Managers will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account. No assurance is given, however, that the results of the Fund’s trading will be similar to that of other accounts concurrently managed by the Portfolio Managers or their affiliates.

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

Portfolio Managers, the Managing Member, and the Sub-Advisor depend on the services of key personnel. Despite the systematic methods used by many of the Portfolio Managers, the Managing Member and the Investment Committee, they are dependent on the services of a limited number of key persons. The loss of any of such persons could make it more difficult for the Portfolio Managers, the Managing Member and the Investment Committee to continue to manage Investment Funds or the Fund.

Investors have limited ability to liquidate an investment in the Fund. An investment in the Fund cannot be immediately liquidated by a Member. Units may be transferred only under very limited circumstances and no market for Units will exist at any time. A Member can liquidate such Member’s investment through redemption of the Units. A Member may redeem all or a portion of such Member’s Units as of the last day of any month on ten days’ written notice to the Managing Member. Because notices of redemption must be submitted significantly in advance of the actual redemption date, the value received upon redemption may differ significantly from the value of the Units at the time a decision to redeem is made. Furthermore, because redemptions only are permitted at month-end, investors are not able to select the value, or even the approximate value, at which they will redeem their Units.

The Managing Member has the authority to suspend or defer the payment of redemptions in certain extraordinary circumstances when the Managing Member believes doing so would be in the best interest of the Fund, the Members or the redeeming Members. Such circumstances may include extremely large redemption requests, a suspension or deferral of the calculation of the NAV of the Investment Funds, or an inability for the Fund to redeem its investments in the Investment Funds.

Conflicts of interest are inherent in the operation of the Fund. . The Fund will be subject to a number of actual and potential conflicts of interest. Such conflicts may include, among other things, the possibility of the Portfolio Managers, the Managing Member, the Investment Committee, the Sub-Advisor, a commodity broker for an Investment Fund or the Fund or any of their respective affiliates favoring other customer accounts or their own proprietary trading in certain respects over that of the Fund.

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

The Fund’s Investment in APM Hedged Global Commodity Fund, LDC; CFM Discus Fund, Ltd.; and HFR MF Diversified Select Master Trust may involve adverse federal tax consequences. Three of the Investee Pools, APM Hedged Global Commodity Fund, LDC; Discus Fund Ltd.; and HFR MF Diversified Select Master Trust, would be classified as corporations for U.S. federal income tax purposes. Each of these Foreign Funds would be a “passive foreign investment company” or “PFIC” for federal income tax purposes. In order to avoid adverse federal income tax consequences for our investors with respect to interests in a PFIC, the Fund has made a “qualified electing fund” or “QE” election with respect to each of the Foreign Funds. If the QEF election were ineffective, for example, because a Foreign Fund failed to give the Fund financial information required for application of the QEF rules, gains realized by Members of the Fund attributable to shares in such Foreign Fund would be taxable as ordinary income and subject to an additional interest charge. The Fund has received written confirmation from each of the Foreign Funds that it will provide the necessary financial information necessary to file the QEF election; however prospective investors should still consult their own tax advisors regarding an investment through the Fund in a PFIC.

Investment in certain Investment Funds is exempt from registration. The Fund may invest in Investee Pools which operate in a manner so as to be exempt from registration as a commodity pool operator pursuant to CFTC Rule 4.13(a)(4). Such exempt Investee Pools are not required to deliver a disclosure document and a certified annual report to participants in the Investee Pool.

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

Because the Managing Member, the Sub-Advisor, the Fund’s brokers and their respective affiliates, principals and employees may trade for their own respective accounts at the same time that they are managing the Fund’s account, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other actions – such persons may from time to time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Fund. Moreover, the Managing Member, its affiliates, principals and employees may invest with the same or different Investment Funds and Portfolio Managers as the Fund.

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

Conflicts of Interest of the Portfolio Managers. Each Portfolio Manager and its principals are entitled to engage in other activities, including managing other discretionary accounts and investment funds. Accordingly, conflicts may arise with respect to the time and resources that a Portfolio Manager and its principals devote to an Investment Fund, allocation of investment opportunities between an Investment Fund and other accounts managed by a Portfolio Manager, or transactions between a Portfolio Manager and its affiliates on behalf of an Investment Fund.

Conflicts of interest may arise from the fact that the Portfolio Managers and their affiliates generally will be carrying on substantial investment activities for other clients, including other investment funds, in which the Fund will have no interest. The Portfolio Managers may have financial incentives to favor certain of such accounts over an Investment Fund. Any of their proprietary accounts and other customer accounts may compete with the Investment Fund for specific trades, or may hold positions opposite to positions maintained on behalf of an Investment Fund. The Portfolio Managers may give advice and recommend securities to, or buy or sell securities for, Investment Funds, which advice or securities may differ from advice given to, or securities recommended or bought or sold for, other accounts and customers even though their investment objectives may be the same as, or similar to, those of the Investment Funds.

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

(b)	Holders.

As of December 31, 2008, there were 62,786.32 Class A Units held by 94 investors, 631,906.59 Class B Units held by 742 investors, 58,904.47 Class C Units held by 2 investors, and 125,304.55 Class E Units held by 188 investors.

(c)	Dividends.

Pursuant to the Limited Liability Company Agreement, the Managing Member has the sole discretion to determine whether distributions (other than withdrawal of Units), if any, will be made to Members. The Fund has never paid any distribution and does not anticipate paying any distributions to Members in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

(e)	Performance Graph.

Not applicable.

Recent Sales of Unregistered Securities

(f)	Securities Sold.

From October 1, 2008 through December 31, 2008, a total of 26,033.41 Units were sold for the aggregate net subscription amount of $3,197,778.46. All sales were made only to “accredited investors” as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of the interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
10/01/2008	Class A	$345,200	3,064.71	$112.64
10/01/2008	Class B	1,229,672	10,047.26	$122.39
10/01/2008	Class E	156,507	1,206.27	$129.74
11/01/2008	Class A	415,000	3,539.87	$117.24
11/01/2008	Class B	445,143	3,495.60	$127.34
11/01/2008	Class E	36,478.33	270.00	$135.10
12/01/2008	Class A	125,000	1,036.42	$120.61
12/01/2008	Class B	444,778	3,373.28	$131.85
		$3,197,778	26,033.41

(g)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors pursuant to Regulation D under the Securities Act of 1933.

(h)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in response to Item 5(f) above.

(i)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(j)	Terms of Conversion or Exercise.

Not applicable.

(k)	Use of Proceeds.

Not applicable.

Item 6.  Selected Financial Data.

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2008, 2007 and 2006 and for the period from inception (April 7, 2005) through December 31, 2005. The Fund began investment operations on July 1, 2005. The selected historical financial data were derived from the financial statements of the Fund, which were audited by Williams Benator and Libby, LLP for the years ended 2007, 2006 and for the period from inception (April 7, 2005) through December 31, 2005, and by PMB Helin Donovan, LLP for the year ended December 31, 2008. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.

Aspen Diversified Fund LLC
Statements of Operations Data

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	Period from Inception (April 7, 2005) through December 31, 2005
Investment income

Realized and unrealized gains on investments
Realized gains on investments	$5,288,165	$45,519	$483,444	$-0-
Unrealized gains on investments	7,627,149	8,110,883	2,695,965	588,281
Net realized and unrealized gains on investments	12,915,314	8,156,402	3,179,409	588,281
Interest income	33,398	43,719	51,488	4,876
Total net investment income	12,948,712	8,200,121	3,230,897	593,157

Operating expenses
Management and incentive fees	1,722,143	1,052,688	200,600	3,326
Administrative fees	657,763	465,944	198,792	40,877
Managed Account Fees	73,446	-0-	-0-	-0-
Bank fees	7,627	6,119	5,855	1,800
Trailing commissions	111,976	55,952	5,407	-0-
Total operating expenses	2,572,955	1,580,703	410,654	46,003

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,375,757	$6,619,418	$2,820,243	$547,154

Net increase in net assets per unit:
Class A Units	$9.62	$9.25	$8.25	N/A
Class B Units	$12.83	$11.02	$17.42	$4.12
Class C Units	$2.93	N/A	N/A	N/A
Class E Units	$16.29	$12.07	$9.59	$5.04

The above figures are based upon a weighted average number of units.

Aspen Diversified Fund LLC
Statements of Assets and Liabilities Data

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Members' Capital	$115,876,755	$85,973,252	$53,322,618	$15,507,695

Net asset value per unit:
Class A	$121.94	$112.32	$105.21	$-0-
Class B	$133.53	$120.70	$111.05	$103.43
Class C	$102.93	$-0-	$-0-	$-0-
Class E	$141.90	$125.61	$113.39	$103.81

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity. There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Registrant’s liquidity increasing or decreasing in any material way. The investments that the Fund invests in have varying liquidity opportunities ranging from daily to annually. The Fund maintains a limited cash position, but sufficient to cover an current and anticipated liabilities including withdrawal requests by Members. Redemption requests could be delayed due to liquidity constraints of Investee Pools.

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

Results of Operations. The Fund is a collective investment pool. The net assets invested in the pool increased by approximately 35%, or approximately $29.9 million in 2008 as a result of contributions by new and existing investments as well as positive investment performance. During 2007, assets increased by approximately $32.6 million. The Fund launched investment operations in 2005 and completed its first year with approximately $15.5 million in assets.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2008 coupled with ongoing operating expenses resulted in a net gain of 8.78% for the overall pool. The 2008 net gain was 8.56% for the Class A Units, 10.63% for the Class B Units, 2.94% for the Class C Units, and 12.97% for the Class E Units. Comparative performance for the year ended December 31, 2007 resulted in a net gain of 8.62% for the overall pool and a net gain of 6.76% for the Class A Units, 8.69% for the Class B Units, and 10.78% for Class E Units. Class C Units were first issued April 1, 2008.

Differences in the performance results between different classes of units are primarily attributable to the different fee structures of each class of units. Results may also vary considerably when compared to results from the same period in previous years. The differences between performance in 2008 and 2007 is attributable to general market conditions, the timing of the purchase and sale of units by class, changes to the Investment Funds in which the Fund invests, and reallocations of investments among Investment Funds made by the Investment Committee of the Fund. Finally, Class C Units were first issued on April 1, 2008 and therefore participated in the performance results of the Investment Funds for only nine months of 2008, which contributed to the lower performance achieved by the Class C Units in 2008 as compared to the other classes of units.

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

Investments in Futures Contracts: The Fund invests in financial and commodity futures contracts to profit from anticipated trends in foreign exchange, interest rates and market prices. Upon entering into a futures contract, the Fund is required to pledge to the broker an amount of cash equal to a certain percentage of the contract amount (initial margin deposit). Subsequent payments, known as variation margin, are made or received by the Fund each day, depending on the daily fluctuations in the fair value of the underlying items. The Fund recognizes a gain or loss equal to the daily variation margin. If market conditions move unexpectedly, the Fund may not achieve the anticipated benefits of the futures contracts and may realize a loss.

Investment Income: Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds, managed accounts, and interest income. Gains, losses, income earned and expenses incurred by the investment funds are allocated to the Fund based on the Fund's percentage ownership in each respective fund. Investment transactions are recorded on the trade date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deductions, and credits are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes.

Effective March 30, 2008, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.“ FIN 48 requires the evaluation of tax positions taken on previously filed tax returns or expected to be taken on future returns. These positions must meet a “more likely than not“ standard that, based on the technical merits, have a more than fifty percent likelihood of being sustained upon examination. In evaluating whether a tax position has met the recognition threshold, the Fund must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions not deemed to meet the “more likely than not“ threshold are recorded as a tax expense in the current year.

FIN 48 requires the Fund to analyze all open tax years, as defined by the Statute of Limitations, for all major jurisdictions. Open tax years are those that are open for exam by taxing authorities. Major jurisdiction for the Fund includes Federal. As of December 31, 2008, open Federal tax years include the tax years ended December 31, 2006 through 2008. The Fund has no examination in progress.

The Fund has reviewed all open tax years and major jurisdictions and concluded that the adoption of FIN 48 resulted in no effect to the Fund’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the fiscal year-end December 31, 2008. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. The Fund has an arrangement allowing for the sweep of excess cash deposits on a nightly basis. The interest bearing sweep balances are secured by high quality commercial paper. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by UBS to secure trading positions in currency and commodity futures. These funds are insured to the SIPC limits.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

	December 31, 2008	December 31, 2007
Description
Cash in bank	$380,000	$21,000
Overnight sweep	1,054,506	1,065,499
Total cash at Bank of America	1,434,506	1,086,449
Cash held - managed accounts	21,427,234	-0-
Total cash	$22,861,740	$1,086,449
FDIC insurance limit	(380,000)
SIPC insurance limit	(500,000)
Collateralized deposits	(1,054,506)
Uninsured, uncollateralized balance	$20,927,234

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

New Accounting Standard: Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund will begin to classify its investments into Level I, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. Adoption of SFAS 157 did not have a material impact on the financial statements for the year ended December 31, 2008.

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

Market movements result in frequent changes in the fair market value of the Fund’s holdings and, consequently, in its earnings and cash flow. The Fund’s market risk is directly influenced by the market risk inherent in the trading of market sensitive instruments traded by Investment Funds. Holdings by Investment Funds are influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Investment Funds’ open positions and the liquidity of the markets in which they trade.

Investment Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results. See “Item 1A. Risk Factors” for a discussion of trading and non-trading risk factors applicable to the Fund and Investment Funds.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. The exposure by Investment Funds to various market sectors is not transparent to the Fund and therefore, it is not possible to calculate the Value at Risk in any particular market sector. The Value at Risk exposure of the Fund with any given Investment Fund is the amount of capital invested with that Investment Fund, as set forth below. The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Aspen Diversified Fund LLC
Fair Value of Market Risk Sensitive Instruments

	Year Ended December 31, 2008
Investment Fund	Fair Value	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation)	$15,504,508	13.27%
ADF Trading Company II, LLC (Thor Asset Management USA, LLC)	5,900,628	5.05%
APM Hedged Global Commodity Fund LDC	14,122,097	12.09%
Aspect US Fund LLC	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	15,218,845	13.03%
CFM Discus Fund LTD	5,343,293	4.57%
FORT Global Contrarian, LP	-0-	0.00%
Global Commodity Systematic, LP	13,898,324	11.89%
HFR MF Diversified Select Master Trust	20,289,786	17.36%
Man-AHL Diversified II LP	17,163,246	14.69%
Robeco Transtrend Diversified Fund LLC	9,402,424	8.05%
Welton Global Capital Markets Fund, Ltd.	-0-	0.00%
	$116,843,223	100.00%

Each Investment Fund establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Investment Fund	Redemptions Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Daily
ADF Trading Company II, LLC (Thor Asset Management USA, LLC)	Daily
APM Hedged Global Commodity Fund LDC	Quarterly
Boronia Diversified Fund (U.S.), LP	Monthly
CFM Discus Fund LTD	Monthly
Global Commodity Systematic, LP (A-2 Units)	Monthly
Global Commodity Systematic, LP (B-2 Units)	Annually
HFR MF Diversified Select Master Trust	Monthly
Man-AHL Diversified II LP	Monthly
Robeco Transtrend Diversified Fund LLC	Monthly

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K can be found the following pages.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

PMB+Helin Donovan
Consultants & Certified Public Accountants

_______________________

ASPEN DIVERSIFIED FUND LLC

FINANCIAL STATEMENTS

DECEMBER 31, 2008

(With Report of Independent Registered Public Accounting Firm Thereon)

_______________________

Return to Main Table of Contents

Return to Financial Statements Table of Contents

PMB+Helin Donovan
Consultants & Certified Public Accountants

_______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Aspen Diversified Fund LLC;

We have audited the accompanying statement of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2008, and the related statement of operations, changes in net assets, cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2008, the results of its operations, the changes in net assets, cash flows, and financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

Austin, Texas
March 27, 2009

Return to Main Table of Contents

Return to Financial Statements Table of Contents

WILLIAMS BENATOR & LIBBY, LLP
Certified Public Accountants & Consultants

_______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members
Aspen Diversified Fund LLC
Atlanta, Georgia

We have audited the accompanying statement of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2007 and 2006, and the related statement of operations, changes in net assets, cash flows and the financial highlights for the years ended December 31, 2007 and 2006 and the period from inception (April 7, 2005) through December 31, 2005. Aspen Diversified Fund LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Williams Benatory & Libby, LLP

Atlanta, Georgia
April 14, 2008

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Assets and Liabilities

	December 31,	December 31,
	2008	2007
ASSETS

Investments:
Investments in investment funds–at fair value–Note B	$94,438,015	$86,543,576
(cost: $76,393,699 and $75,148,450 at December 31, 2008 and 2007, respectively)
Unrealized gain on futures contracts–at fair value–Note B	399,456	-0-
Total investments	95,837,470	86,543,576
(cost: $76,393,699 and $75,148,450 at December 31, 2008 and 2007, respectively)
Cash and cash equivalents	22,861,740	1,086,449
Interest and other receivables	793	4,473
Investments in transit	600,000	1,550,000

TOTAL ASSETS	$119,300,004	$89,184,498

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts–at fair value–Note B	$421,497	$-0-
Trailing commissions payable	12,784	10,403
Management, incentive and administrative fees payable–Note D	144,055	210,921
Managed accounts fees payable	73,446	-0-
Membership redemptions payable	988,367	778,097
Capital contributions received in advance of admission date	1,783,100	2,211,825

TOTAL LIABILITIES	3,423,249	3,211,246

NET ASSETS–Note C	115,876,755	85,973,252

TOTAL LIABILITIES AND NET ASSETS	$119,300,004	$89,184,498

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Investment income
Realized and unrealized gains on investments–Note B
Realized gains on investments	$5,288,165	$45,519	$483,444
Unrealized gains on investments	7,627,149	8,110,883	2,695,965
Net realized and unrealized gains on investments	12,915,314	8,156,402	3,179,409
Interest income	33,398	43,719	51,488
TOTAL INVESTMENT INCOME	12,948,712	8,200,121	3,230,897

Operating expenses–Note D
Management and incentive fees	1,722,143	1,052,688	200,600
Administrative fees	657,763	465,944	198,792
Managed account fees	73,446	-0-	-0-
Bank fees	7,627	6,119	5,855
Trailing commissions	111,976	55,952	5,407
TOTAL OPERATING EXPENSES	2,572,955	1,580,703	410,654

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,375,757	$6,619,418	$2,820,243

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Net assets at beginning of year	$85,973,252	$53,322,618	$15,507,695

Capital contributions	28,613,421	31,298,805	38,563,720

Redemptions	(9,085,675)	(5,267,589)	(3,569,040)

Net increase from operations	10,375,757	6,619,418	2,820,243

NET ASSETS AT END OF YEAR	$115,876,755	$85,973,252	$53,322,618

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$10,375,757	$6,619,418	$2,820,243

Adjustments to reconcile net increase in net assets resulting from operations to cash provided by (used in) operating activities:

Purchase of net investments	(36,545,000)	(28,874,519)	(44,545,037)
Proceeds from disposition of investments	40,587,916	4,545,519	9,210,803
Realized gains on investments	(5,288,165)	(45,519)	(483,444)
Unrealized gains on investments	(7,627,149)	(8,110,883)	(2,695,965)
Decrease (increase) in interest and other receivables	3,680	3,202	(7,480)
Decrease (increase) in investments in transit	950,000	(871,000)	(279,000)
Increase in trailing commissions payable	2,381	8,220	2,183
Increase in management, incentive, managed account, and administrative fees payable	6,580	120,895	81,099

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,466,000	(26,604,667)	(35,896,598)

CASH FLOWS FROM FINANCING ACTIVITES

Capital contributions recevied from members	28,184,695	32,043,680	39,616,670
Membership redemptions	(8,875,404)	(5,238,485)	(2,873,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,309,291	26,805,195	36,743,195

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,775,291	200,528	846,597

Cash and cash equivalents at beginning of year	1,086,449	885,921	39,324

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,861,740	$1,086,449	$885,921

Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At December 31, 2008, 2007, and 2006, the Company had membership redemptions payable of $988,367, $778,097, and $748,993, and contributions received in advance of $1,783,100, $2,211,825, and $1,466,950, respectively.

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE A–DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund, LLC (“the Fund”) is a Delaware limited liability company organized under the laws of Delaware in April 2005. The Fund began investment operations on July 1, 2005.

The Fund’s business is trading a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities. The Fund is organized as a “multi-advisor” commodity pool and invests its assets in other pooled investment vehicles (“Investee Pools”) as well as separately managed accounts (together with Investee Pools,“Investment Funds”) managed or traded by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

Investment Funds may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to actively profit from anticipated trends in market prices. Portfolio Managers may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends. Portfolio Managers will attempt to structure portfolios of liquid futures contracts including but not limited to stock index, global currency, interest rate, metals, energy and agricultural futures markets.

Aspen Partners, Ltd. (the “Managing Member”), acts as the managing member, commodity pool operator, and trading adviser of the Fund. As of December 31, 2008, the Managing Member had approximately $130.3 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”). Aspen Partners, Ltd. is responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee.

Guidance Capital LLC (the “Sub-Advisor”), an Illinois limited liability company, acts as sub-advisor to the Fund. The Sub-Advisor is unaffiliated with the Managing Member. The Sub-Advisor is a registered investment adviser under the Advisers Act, and is also registered with the CFTC as a CTA and is a member of the NFA.

The Sub-Advisor is responsible for recommending the selection of, investment in and withdrawal from Investment Funds, to the Investment Committee of the Fund (the “Investment Committee”), which consists of representatives from both the Sub-Advisor and the Managing Member. The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so.

Interests in the Fund are marketed through Frontier Solutions, LLC (the “Broker/Dealer”), a Georgia limited liability company. The Broker/Dealer is a wholly-owned subsidiary of the Managing Member and is a registered Broker/Dealer with the Financial Industry Regulatory Authority (“FINRA”).

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE A–DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–Continued

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

Investments in Futures Contracts: The Fund invests in financial and commodity futures contracts to profit from anticipated trends in foreign exchange, interest rates and market prices. Upon entering into a futures contract, the Fund is required to pledge to the broker an amount of cash equal to a certain percentage of the contract amount (initial margin deposit). Subsequent payments, known as variation margin, are made or received by the Fund each day, depending on the daily fluctuations in the fair value of the underlying items. The Fund recognizes a gain or loss equal to the daily variation margin. If market conditions move unexpectedly, the Fund may not achieve the anticipated benefits of the futures contracts and may realize a loss.

Investment Income: Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds, managed accounts, and interest income. Gains, losses, income earned and expenses incurred by the investment funds are allocated to the Fund based on the Fund's percentage ownership in each respective fund. Investment transactions are recorded on the trade date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deductions, and credits are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE A–DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–Continued

Income Taxes–Continued:

Effective March 30, 2008, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the evaluation of tax positions taken on previously filed tax returns or expected to be taken on future returns. These positions must meet a “more likely than not” standard that, based on the technical merits, have a more than fifty percent likelihood of being sustained upon examination. In evaluating whether a tax position has met the recognition threshold, the Fund must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions not deemed to meet the “more likely than not” threshold are recorded as a tax expense in the current year.

FIN 48 requires the Fund to analyze all open tax years, as defined by the Statute of Limitations, for all major jurisdictions. Open tax years are those that are open for exam by taxing authorities. Major jurisdiction for the Fund includes Federal. As of December 31, 2008, open Federal tax years include the tax years ended December 31, 2006 through 2008. The Fund has no examination in progress.

The Fund has reviewed all open tax years and major jurisdictions and concluded that the adoption of FIN 48 resulted in no effect to the Fund’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the fiscal year-end December 31, 2008. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. The Fund has an arrangement allowing for the sweep of excess cash deposits on a nightly basis. The interest bearing sweep balances are secured by high quality commercial paper. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by UBS to secure trading positions in currency and commodity futures. These funds are insured to the SIPC limits.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE A–DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–Continued

Cash and Cash Equivalents–Continued:

	Balance
	December 31, 2008	December 31, 2007
Description
Cash in bank	$380,000	$21,000
Overnight sweep	1,054,506	1,065,499
Total Bank of America	1,434,506	1,086,449
Cash held – managed accounts	21,427,234	-0-
Total cash	$22,861,740	$1,086,449
FDIC insurance limit	(380,000)
SIPC insurance limit	(500,000)
Collateralized deposits	(1,054,506)
Uninsured, uncollateralized balance	$20,927,234

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

New Accounting Standard: Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund will begin to classify its investments into Level I, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. Adoption of SFAS 157 did not have a material impact on the financial statements for the year ended December 31, 2008.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At December 31, 2008 and during the year then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:
				% of Fund's
Investment Funds and Futures Contracts	Net Gains/(Losses)	Cost Basis	Fair Value	Net Assets

Investment Funds:
APM Hedged Global Commodity Fund, LDC	$878,247	$11,600,980	$14,122,097	12.19%
Aspect US Fund LLC	668,885	-0-	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	531,686	13,033,000	15,218,845	13.13%
CFM Discus Fund LTD	447,408	4,545,519	5,343,293	4.61%
FORT Global Contrarian, LP	(800,266)	-0-	-0-	0.00%
Global Commodity Systematic LP	1,863,631	11,730,000	13,898,324	11.99%
HFR MF Diversified Select Master Trust	2,955,653	14,450,000	20,289,786	17.51%
Man-AHL Diversified II LP	2,921,464	13,034,200	17,163,246	14.81%
Robeco Transtrend Diversified Fund LLC	1,402,424	8,000,000	9,402,424	8.11%
Welton Global Capital Markets Fund, Ltd.	1,948,536	-0-	-0-	0.00%

Total Investment Funds	12,817,668	76,393,699	95,438,015	82.35%

Futures Contracts	97,646	-0-	(22,041)	(0.02%	)

TOTAL	$12,915,314	$76,393,699	95,415,974	82.33%

Other assets, less liabilities			20,460,781	17.67%

Net assets			$115,876,755	100.00%

At December 31, 2008, the fair value measurements were as follows:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$95,438,015	$-0-
Unrealized loss in futures contracts, net	(22,041)	$-0-	$-0-
	$(22,041)	$95,438,015	$-0-

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

At December 31, 2008, and during the year then ended, the Fund’s investments in investment funds and net gains (losses) by investment objective, as a percentage of total investments, were as follows:

Investment Objective	Net Gains/(Losses)	Cost Basis	Fair Value	% of Total
Fixed Income Specialist	$878,247	$11,600,980	$14,122,097	14.80%
Diversified Long-Term Trend Follower	8,691,556	27,484,200	37,453,032	39.24%
Diversified Medium-Term Trend Follower	1,402,424	8,000,000	9,402,424	9.85%
Diversified Short-Term Trend Follower	979,094	17,578,519	20,562,138	21.55%
Contra-Trend	(899,638)	-0-	-0-	0.00%
Physical Commodity Specialist	1,863,631	11,730,000	13,898,324	14.56%
	$12,915,314	$76,393,699	$95,438,015	100.00%

At December 31, 2008, and during the year then ended, the Fund’s investments in investment funds and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains	Cost Basis	Fair Value	% of Total
United States	$3,424,250	$21,034,200	$26,565,670	27.84%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	8,959,378	43,326,499	56,653,500	56.22%
Australia	531,686	13,033,000	15,218,845	15.94%
	$12,915,314	$77,393,699	$95,438,015	100.00%

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

As of December 31, 2008 and 2007, the aggregate unrealized appreciation and depreciation of investments was as follows:

Description	2008	2007
Unrealized appreciation	$19,044,316	$11,395,126
Unrealized depreciation	-0-	-0-
	$19,044,316	$11,395,126

As of December 31, 2008, net unrealized losses in futures contracts, by type, were as follows:

Futures Contract Type	Net Unrealized Losses
Foreign exchange contracts	$(7,065)
Commodity futures contracts	(14,976)
$(22,041)

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

At December 31, 2007, and during the year then ended, investments and net realized and unrealized gains on investments consisted of the following:

				% of Fund's
Investment Funds	Net Gains	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$1,221,929	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	676,497	10,838,000	11,984,816	13.94%
CFM Discus Fund LTD	349,612	4,545,519	4,895,885	5.70%
CFM Discus Fund LP	45,519	-0-	-0-	0.00%
FORT Global Contrarian, LP	212,176	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	304,694	1,780,000	2,084,694	2.42%
Boronia Diversified Fund (U.S.), LP (Grinham)	1,526,578	10,008,000	11,662,159	13.56%
HFR MF Diversified Select Master Trust	2,169,957	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	734,941	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	914,499	7,713,000	8,772,594	10.20%
	$8,156,402	$75,148,450	86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

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

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

At December 31, 2007, and during the year then ended, the Fund’s investments and net gains by geographic region, as a percentage of total investments, were as follows:

				% of
Geographic Region	Net Gains	Cost Basis	Fair Value	Total
United States	$947,117	$19,912,951	$22,265,446	25.73%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	5,682,707	45,227,499	52,615,971	60.80%
Australia	1,526,578	10,008,000	11,662,159	13.47%
	$8,156,402	$75,148,450	$86,543,576	100.00%

At December 31, 2006, and during the year then ended, investments and net realized and unrealized gains on investments consisted of the following:

				% of Fund's
Investment Funds	Net Gains	Cost Basis	Fair Value	Net Assets
APM Hedged Global Commodity Fund, LDC	$329,016	$4,750,980	$5,171,920	9.70%
Aspect US Fund LLC	468,309	6,250,000	6,720,319	12.60%
CFM Discus Fund LP	2,764	4,500,000	4,500,754	8.44%
CMF Winton Feeder I LP	280,366	-0-	-0-	0.00%
FORT Global Contrarian, LP	861,975	10,008,751	10,941,488	20.52%
Boronia Diversified Fund (U.S.), LP (Grinham)	127,581	4,800,000	4,927,581	9.24%
HFR MF Diversified Select Master Trust	714,176	10,700,000	11,414,176	21.41%
Man-AHL Diversified II LP	208,919	4,164,200	4,636,841	8.70%
Welton Global Capital Markets Fund, Ltd.	145,096	5,599,999	5,745,095	10.77%
Windjammer Fund I, LLC	41,207	-0-	-0-	0.00%
	$3,179,409	$50,773,930	$54,058,174	101.38%

Other assets, less liabilities			(735,556)	(1.38%	)

Net assets			$53,322,618	100.00%

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

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

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE B–INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS–Continued

The investment objectives and redemptions permitted for the investment funds in which the Fund was invested as of December 31, 2008 were as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialist	Quarterly
Boronia Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
Global Commodity Systematic LP (A-2 Units)	Physical Commodity Specialist	Monthly
Global Commodity Systematic LP (B-2 Units)	Physical Commodity Specialist	Annually
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Robeco Transtrend Diversified LLC	Diversified Medium-Term Trend Follower	Monthly

These investment funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts, and foreign currency transactions. The funds are exposed to both market risks, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2008 and 2007.

At December 31, 2008 and 2007, the Fund had remitted $600,000 and $1,550,000, respectively, to the investment funds that would not be credited to its respective capital accounts until the first day of the following month. These amounts were recorded as investments in transit at December 31, 2008 and 2007.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE C–NET ASSETS

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

The Fund admits members only on the first day of each month. At December 31, 2008 and 2007, the Fund had received capital contributions of $1,783,100 and $2,211,825, respectively that were credited to the member’s capital accounts during 2009 and 2008, respectively. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

During the years ended December 31, 2006, 2007, and 2008, net assets changed as follows:

	Class A	Class B	Class C	Class E	Total
Net asset value at December 31, 2005	$-0-	$521,142	$-0-	$14,986,553	$15,507,695
Issuance of units	1,285,217	34,913,832	-0-	2,364,671	38,563,720
Redemption of units	-0-	(1,026,713)	-0-	(2,542,327)	(3,569,040)
Net increase from operations	36,066	1,388,281	-0-	1,395,896	2,820,243

Net asset value at December 31, 2006	$1,321,283	$35,796,542	$-0-	$16,204,793	$53,322,618
Issuance of units	2,349,760	28,465,372	-0-	483,673	31,298,805
Redemption of units	(313,064)	(2,850,229)	-0-	(2,104,296)	(5,267,589)
Net increase from operations	218,451	4,700,656	-0-	1,700,311	6,619,418

Net asset value at December 31, 2007	$3,576,430	$66,112,341	$-0-	$16,284,481	$85,973,252
Issuance of units	4,070,200	22,790,821	1,504,331	248,069	28,613,421
Redemption of units	(461,510)	(7,767,000)	-0-	(857,165)	(9,085,675)
Transfer between classes	-0-	(4,372,956)	4,372,956	-0-	-0-
Net increase from operations	471,085	7,613,439	186,043	2,105,190	10,375,757

Net asset value at December 31, 2008	$7,656,205	$84,376,645	$6,063,330	$17,780,575	$115,876,755

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE C–NET ASSETS–Continued

Unit transactions for the years ended December 31, 2006, 2007 and 2008 were as follows:

	Class A	Class B	Class C	Class E	Total

Net asset value per unit at December 31, 2005	$-0-	$103.43	$-0-	$103.81

Units outstanding at January 1, 2006	-0-	5,039	-0-	144,363	149,402
Units issued	12,558	326,688	-0-	21,707	360,953
Units redeemed	-0-	(9,375)	-0-	(23,156)	(32,531)
Units outstanding at December 31, 2006	12,558	322,352	-0-	142,914	477,824

Net asset value per unit at December 31, 2006	$105.21	$111.05	$-0-	$113.39

Units outstanding at December 31, 2006	12,558	322,352	-0-	142,914	477,824
Units issued	22,148	250,405	-0-	3,984	276,537
Units redeemed	(2,864)	(24,996)	-0-	(17,258)	(45,118)
Units outstanding at December 31, 2007	31,842	547,761	-0-	129,640	709,243

Net asset value per unit at December 31, 2007	$112.32	$120.70	$-0-	$125.61

Units outstanding at December 31, 2007	31,842	547,761	-0-	129,640	709,243
Units issued	34,842	178,800	58,904	1,900	274,428
Units redeemed	(3,879)	(94,654)	-0-	(6,235)	(104,768)
Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903

Net asset value per unit at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE D–RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

	Class A	Class B	Class C	Class E
Management fees	1.00%	1.00%	0.75%	0.00%
Incentive fees	10.00%	10.00%	7.50%	0.00%
Administrative fees	0.65%	0.65%	0.25%	0.65%

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined. During the years ended December 31, 2008, 2007 and 2006, the Fund recognized management fee expenses of $855,545, $554,165, and $148,625, respectively, and incentive fee expense of $866,598, $498,523, and $51,975, respectively.

During the yearS ended December 31, 2008, 2007 and 2006, the Fund recognized expenses of $657,763, $465,944, and $198,792, respectively, related to certain accounting and administrative services provided by the managing member.

At December 31, 2008 and 2007, management, incentive, and administrative fees payable to the managing member totaled $144,055 and $210,921, respectively.

Interests in the Fund are marketed through Frontier Solutions, LLC, a registered Broker/Dealer and a wholly-owned subsidiary of the managing member, Aspen Partners, Ltd. The managing member pays Frontier Solutions for these services, not the Fund.

NOTE E–FINANCIAL HIGHLIGHTS

Financial highlights for the Fund are shown below. All income and expense percentages are based on total income or expense for the year for each class and are calculated using the weighted average invested capital by class of unit. Ratios for Class E units reflect the fact that Class E units incur no management or incentive fees. An individual investor’s ratios may vary from these ratios due to the timing of investments and withdrawals and market volatility.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE F–FINANCIAL HIGHLIGHTS–Continued

Financial highlights were as follows for the year ended December 31, 2008:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class E Units
Beginning new unit value at January 1, 2008	$112.32	$120.70	$-0-	$125.61
Initial unit purchase value	-0-	-0-	100.00	-0-
Realized and unrealized gains on invesments	15.16	16.41	3.97	17.21
Interest income	0.04	0.04	0.01	0.04
Management and incentive fees	(2.38)	(2.70)	(0.79)	-0-
Administrative and other expenses	(3.20)	(0.92)	(0.26)	(0.96)
Ending unit value at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Net investment income	14.48%	12.95%	7.77%	12.83%
Operating expenses, before incentive fees	4.19%	1.82%	1.46%	0.71%
Operating expenses, after incentive fees	5.06%	2.90%	1.87%	0.71%
Increase in net assets	9.42%	10.05%	5.91%	12.11%
Total return	8.56%	10.63%	2.94%	12.97%
Earnings per unit	$11.16	$2.98	$5.81	$6.41

Financial highlights were as follows for the year ended December 31, 2007:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class E Units
Beginning new unit value at January 1, 2007	$105.21	$111.05	$-0-	$113.39
Initial unit purchase value	-0-	-0-	-0-	-0-
Realized and unrealized gains on invesments	11.74	12.53	-0-	12.92
Interest income	0.07	0.07	-0-	0.07
Management and incentive fees	(1.87)	(2.20)	-0-	-0-
Administrative and other expenses	(2.83)	(0.75)	-0-	(0.77)
Ending unit value at December 31, 2007	$112.32	$120.70	$-0-	$125.61

Net investment income	13.56%	12.56%	0.00%	11.05%
Operating expenses, before incentive fees	4.07%	1.81%	0.00%	0.66%
Operating expenses, after incentive fees	4.86%	2.80%	0.00%	0.66%
Increase in net assets	8.70%	9.75%	0.00%	10.40%
Total return	6.76%	8.69%	0.00%	10.78%
Earnings per unit	$9.25	$11.02	$-0-	$12.07

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE F–FINANCIAL HIGHLIGHTS–Continued

Financial highlights were as follows for the year ended December 31, 2006:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class E Units
Beginning new unit value at January 1, 2006	$-0-	$103.43	$-0-	$103.81
Initial unit purchase value	100.00	-0-	-0-	-0-
Realized and unrealized gains on invesments	7.01	10.06	-0-	10.13
Interest income	0.07	0.17	-0-	0.17
Management and incentive fees	(0.74)	(1.90)	-0-	-0-
Administrative and other expenses	(1.13)	(0.71)	-0-	(0.72)
Ending unit value at December 31, 2006	$105.21	$111.05	$-0-	$113.39

Net investment income	10.87%	19.70%	0.00%	9.55%
Operating expenses, before incentive fees	2.19%	2.86%	0.00%	0.67%
Operating expenses, after incentive fees	2.88%	3.43%	0.00%	0.67%
Increase in net assets	8.00%	16.28%	0.00%	8.88%
Total return	5.21%	7.37%	0.00%	9.23%
Earnings per unit	$8.25	$17.42	$-0-	$9.59

The Fund’s portfolio turnover rate was 39.93%, 0%, and 21.85% during the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE F–SUBSEQUENT EVENTS

During the period from January 1, 2009 through March 27, 2009, the Fund received additional capital contributions of $7,663,390, and members requested redemptions of $11,269,544.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements
December 31, 2008

NOTE G–SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2008.

	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008	4th Qtr 2007	3rd Qtr 2007	2nd Qtr 2007	1st Qtr 2007
Total investment income (loss)	$10,293,315	$(8,874,313)	$3,275,464	$8,254,246	$4,934,438	$(1,479,632)	$6,290,494	$(1,545,179)
Total expenses	522,478	428,840	512,144	1,109,493	532,167	293,616	459,544	295,376
Net increase (decrease) in net assets	$9,770,837	$(9,303,153)	$2,763,320	$7,144,753	$4,402,271	$(1,773,248)	$5,830,950	$(1,840,555)

Net increase (decrease) in net assets per weighted average unit:

Class A	$9.66	$(10.58)	$2.57	$8.19	$5.10	$(3.05)	$8.55	$(4.37)
Class B	$11.13	$(11.05)	$3.52	$9.46	$6.15	$(2.64)	$9.54	$(3.82)
Class C	$8.71	$(8.29)	$2.60	N/A	N/A	N/A	N/A	N/A
Class E	$12.15	$(11.43)	$3.96	$11.57	$7.16	$(2.54)	$10.51	$(2.89)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of December 31, 2008, the Fund's disclosure controls are effective.

Management’s Report on Internal Control over Financial Reporting. The Managing Member of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Member has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Member has concluded that, as of December 31, 2008, the Fund's internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Fund's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Fund's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no significant changes in the Fund's internal control over financial reporting in the twelve months ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Fund's internal control over financial reporting.

Limitations on the Effectiveness of Controls. Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) and (b) Identification of Directors and Executive Officers.

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

As of December 31, 2008, there was one beneficial owner who owned more than five percent (5%) of the outstanding Units of the Fund. As of December 31, 2008, such Member owned 52,126.08 Units, or approximately 6.00% of the Partnership.

(b)	Security ownership of management.

As of December 31, 2008, management and principals of the Managing Member own interests in the Fund as presented below.

Title of Class	Name of Beneficial Owner	Anount and Nature of Beneficial Ownership	Percentage of Class
Class E	Aspen Partners, Ltd. *	2,010.22 Units	1.59%
Class E	Kenneth E. Banwart	2,263.36 Units	1.79%
Class E	Jeremy L. Standrod	199.02 Units	0.16%

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons.

The Managing Member manages and conducts the business of the Fund. The Managing Member receives management, incentive and other fees from the Fund.

For the years ended December 31, 2006, 2007 and 2008, the Managing Member received from the Fund:

	2008	2007	2006	2005
Management fees	$855,545	$554,165	$148,625	$1,522
Administrative fees	$657,763	$465,944	$198,792	$40,876
Incentive fees	$866,598	$498,523	$51,975	$1,804

(b)	Review, Approval or Ratification of Transactions with Related Persons.

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

(c)	Promoters and Certain Control Persons.

Not applicable.

Item 14.  Principal Accounting Fees and Sevices.

(a)	Audit Fees.

The aggregate fees billed to the Fund, and paid by the Managing Member, by the independent registered public accounting firms, Williams Benator & Libby LLP and PMB Helin Donovan LLP, for professional services rendered in connection with the audit of the Fund’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Fund’s Quarterly Reports on Form 10-Q, totaled approximately $87,744 and $15,000 for the fiscal years 2008, and 2007 respectively.

(b)	Audit-Related Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Fund’s financial statements that are not already reported in the paragraph immediately above for the years 2008 and 2007 respectively.

(c)	Tax Fees.

The aggregate fees billed to the Fund, and paid by the Managing Member, by Williams Benator & Libby LLP for professional services rendered for tax compliance totaled approximately $10,800 and $5,000 for the years 2008 and 2007, respectively. These services included review of the Fund’s domestic tax compliance information. There were no other professional services for tax compliance work in 2007 or 2006.

(d)	All Other Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for products and services other than as set forth above for the years 2008 and 2007.

(e)	Engagement of the Independent Registered Public Accounting Firm.

The Managing Member was responsible for engaging Williams Benator & Libby LLP to audit the Fund’s financial statements for 2007, 2006 and 2005. The Managing Member was responsible for engaging PMB Helin Donovan LLP to audit the Fund’s financial statements for 2008. The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of Williams Benator & Libby LLP and PMB Helin Donovan LLP were contracted.

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

10.1
Sub-Advisory Agreement between Guidance Capital LLC (the “Sub-Advisor”), Aspen Partners, Ltd. (the “Managing Member”) and Aspen Diversified Fund LLC (the “Fund”), dated May 1, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

10.2	Firm Selling Agent Agreement, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

14	Code of Ethics of the Managing Member.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2009.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2009.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2009.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2008
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Jeremy L. Standrod
Jeremy L. Standrod
Managing Partner

/s/ Adam Langley
Adam Langley
Chief Compliance Officer