Form 10-Q
period 2009-03-31
Aspen Diversified Fund LLC
filed 2009-05-15
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $60,505,855 and $76,393,699 at March 31, 2009 and December 31, 2008, respectively)	$71,987,737	$95,438,015
Unrealized gain on futures contracts–at fair value–Note B	1,310,754	399,456
Total investments
(cost: $60,505,855 and $76,393,699 at March 31, 2009 and December 31, 2008, respectively)	73,295,491	95,837,471
Cash and cash equivalents	17,694,114	22,861,740
Interest and other receivables	184	793
Redemptions receivable	14,655,260	-0-
Investments in transit	6,822,000	600,000

Total assets	$112,467,049	$119,300,004

LIABILITIES AND NET ASSETS

Liabilities
Unrealized loss on futures contracts–at fair value–Note B	$973,537	$421,497
Trail commissions payable	13,758	12,784
Management, incentive and administrative fees payable	134,832	144,055
Membership redemptions payable	1,509,698	988,367
Capital contributions received in advance of admission date	3,072,480	1,783,100
Total liabilities	5,750,134	3,423,249

Net assets	106,716,915	76,755

Total liabilities and net assets	$112,467,049	$119,300,004

Aspen Diversified Fund LLC
Interim Statements of Operations

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Investment income

Realized and unrealized gain (loss) on investments–Note B
Realized gain on investments	$3,187,811	$792,846
Unrealized (loss) gain on investments	(7,228,217)	7,444,004
Net realized and unrealized (loss) gain on investments	(4,040,406)	8,236,850
Interest income	497	17,396
Total net investment (loss) income	(4,039,909)	8,254,246

Operating expenses
Management and incentive fees	234,625	935,593
Administrative fees	177,637	150,848
Managed account fees	70,178	-0-
Bank fees	2,167	1,911
Trailing commissions	39,912	21,141
Total operating expenses	524,519	1,109,493

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,564,428)	$7,144,753

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Net assets at beginning of period	$115,876,755	$85,973,252

Capital contributions	6,815,240	11,222,783

Redemptions	(11,410,652)	(7,244,076)

Net (decrease) increase from operations	(4,564,428)	7,144,753

Net assets at end of period	$106,716,915	$97,096,712

Aspen Diversified Fund LLC
Interim Statements of Cash Flows

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net (decrease) increase in net assets resulting from operations	$(4,564,428)	$7,144,753

Adjustments to reconcile ‘net increase (decrease) in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(1,000,000)	(8,620,000)
Redemptions from investments in investment funds	20,053,613	6,000,000
Realized gains	(3,187,811)	(792,846)
Unrealized loss (gain)	7,228,217	(7,444,004)
Decrease in interest receivable	609	2,324
Increase in investments in transit	(6,222,000)	(1,725,000)
Increase in redemptions receivable	(14,655,260)	-0-
Increase in commissions payable	974	6,210
(Decrease) increase in fees payable	(36,840)	76,496

NET CASH USED IN OPERATING ACTIVITIES	(2,382,926)	(5,352,067)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	8,104,620	12,747,019
Membership redemptions	(10,889,320)	(7,908,975)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,784,700)	4,838,044

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,167,626)	(514,025)

Cash and cash equivalents at beginning of period	22,861,740	1,086,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,694,114	$572,426

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31,2009 and 2008, the Fund had membership redemptions payable of $1,509,698 and $113,198, and contributions received in advance of $3,072,480 and $3,736,060, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of March 31, 2009, no Class D Units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as Investee Pools as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Investments in Futures Contracts:  The Fund invests in financial and commodity futures contracts by allocating assets to Investment Funds and Portfolio Managers in order to profit from anticipated trends in foreign exchange, interest rates and market prices. Upon entering into a futures contract, the Fund is required to pledge to the broker an amount of cash equal to a certain percentage of the contract amount (initial margin deposit). Subsequent payments, known as variation margin, are made or received by the Fund each day, depending on the daily fluctuations in the fair value of the underlying items. The Fund recognizes a gain or loss equal to the daily variation margin. If market conditions move unexpectedly, the Fund may not achieve the anticipated benefits of the futures contracts and may realize a loss.

Investment Income:  Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds, managed accounts, and interest income. Gains, losses, income earned and expenses incurred by the investment funds are allocated to the Fund based on the Fund’s percentage ownership in each respective fund.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. The amount of coverage currently is expected to decrease to $100,000 as of January 1, 2010. The Fund has an arrangement allowing for the sweep of excess cash deposits on a nightly basis. The interest bearing sweep balances are secured by high quality commercial paper. As of April 9, 2009 the Fund discontinued the sweep of excess cash from the operating account. As a part of the FDIC’s Transaction Account Guarantee Program, all non-interest bearing transaction accounts at participating institutions are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by UBS to secure trading positions in currency and commodity futures. These funds are insured to the SIPC limits.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

	March 31, 2009	December 31, 2008
Description
Cash in bank	$88,000	$380,000
Overnight sweep	3,059,278	1,054,506
Total cash at Bank of America	3,147,278	1,434,506
Cash held - managed accounts	14,546,836	21,427,234
Total cash and cash equivalents	$17,694,114	$22,861,740
FDIC insurance limit	(88,000)	(380,000)
SIPC insurance limit	(500,000)	(500,000)
Collateralized deposits	(3,072,466)	(1,054,506)
Uninsured, uncollateralized balance	$14,033,648	20,927,234

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

New Accounting Standard:  Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. Adoption of SFAS 157 did not have a material impact on the financial statements for the three months ended March 31, 2009.

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At March 31, 2009 and during the three months then ended investments in investment funds and net realized and unrealized gains (losses) on investment income funds and futures contracts consisted of the following:

	Gains/(Losses) (for the three months ended March 31, 2009)	Cost Basis as of March 31, 2009	Fair Value as of March 31, 2009	% of Fund’s Net Assets
Investment Funds:
APM Hedged Global Commodity Fund, LDC	$(636,933)	$2,617,335	$2,919,164	2.73%
Boronia Diversified Fund (U.S.), LP	(858,667)	13,033,000	14,360,178	13.46%
CFM Discus Fund LTD	(235,506)	4,545,519	5,578,799	5.22%
Global Commodity Systematic LP	(262,528)	8,454,978	9,546,536	8.95%
HFR MF Diversified Select Master Trust	(193,281)	9,820,823	13,596,505	12.74%
Man-AHL Diversified II LP	(1,229,796)	13,434,200	16,333,450	15.31%
Robeco Transtrend Diversified Fund LLC	(352,319)	8,600,000	9,560,105	9.04%
Total Investment Funds	$(3,298,018)	$60,505,855	$71,984,737	67.45%

Futures Contracts, net	(742,388)	-0-	337,217	0.32%

Total	$(4,040,406	60,505,855	$72,321,954	67.77%

Other assets, less liabilities			34,394,961	32.23%

Net assets			$106,716,915	100.00%

At March 31, 2009 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$71,984,737	$-0-
Unrealized gain on futures contracts, net	332,271	$-0-	$-0-
Total	$332,271	$71,984,737	$-0-

At March 31, 2009, and during the three months then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(62,497)
Commodity futures contracts	399,714
Total	$377,217

At December 31, 2008 and during the three months ended March 31, 2008, investments in investment funds and net realized and unrealized gains (losses) on investment income funds and futures contracts consisted of the following:

	Gains/(Losses) (for the three months ended March 31, 2008)	Cost Basis as of December 31, 2008	Fair Value as of December 31, 2008	% of Fund’s Net Assets
Investment Funds:
APM Hedged Global Commodity Fund, LDC	$967,851	$11,600,980	$14,122,097	12.19%
Aspect US Fund LLC	1,063,537	-0-	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	944,998	13,033,000	15,218,845	13.13%
CFM Discus Fund LTD	102,855	4,545,519	5,343,293	4.61%
FORT Global Contrarian, LP	1,095,050	-0-	-0-	0.00%
Global Commodity Systematic LP	320,966	11,730,000	13,898,324	11.99%
HFR MF Diversified Select Master Trust	1,814,712	14,450,000	20,289,786	7.51%
Man-AHL Diversified II LP	957,447	13,034,200	17,163,246	14.81%
Robeco Transtrend Diversified Fund LLC	-0-	8,000,000	9,402,424	8.11%
Welton Global Capital Markets Fund, Ltd.	969,434	-0-	-0-	0.00%
Total Investment Funds	$8,236,850	$76,393,699	$95,438,015	82.35%

Futures Contracts, net	-0-	-0-	(22,041)	(0.02%	)

Total	$8,236,850	76,393,699	$95,415,974	82.33%

Other assets, less liabilities			20,460,781	17.67%

Net assets			$115,876,755	100.00%

The investment objectives and redemption policies for the investment funds in which the Fund was invested as of March 31, 2009 were as follows:

Investment Fund	Investment Objective	Redemptions Permitted
APM Hedged Global Commodity Fund, LDC	Fixed Income Specialists	Quarterly
Boronia Diversified Fund (U.S.), LP	Diversified Short-Term Trend Follower	Monthly
CFM Discus Fund LTD	Diversified Short-Term Trend Follower	Monthly
Global Commodity Systematic LP	Physical Commodity Specialists	Annually
HFR MF Diversified Select Master Trust	Diversified Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Robeco Transtrend Diversified Fund LLC	Diversified Medium-Term Trend Follower	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund.

Management is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the investment funds exceeded 5% of the Fund’s net capital at March 31, 2009 and December 31, 2008.

At March 31, 2009 and December 31, 2008, the Fund had remitted $6,822,000 and $6,000,000, respectively, to investment funds that will not be credited to its respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit. Additionally, the Fund submitted redemption request to two investment funds totaling $14,655,260. At March 31, 2009 these amounts have been recorded as redemptions receivable and were subsequently received in the following month.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members.  Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month.  At March 31, 2009 and December 31, 2008, the Fund had received capital contributions of $3,072,480 and $1,783,100, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark.  During the three months ended March 31, 2009 and 2008, the Fund recognized management and incentive fee expenses of $234,625 and $935,593, respectively.

During the three months ended March 31, 2009 and 2008, the Fund recognized administrative fee expenses of $177,637 and $150,848, respectively.

At March 31, 2009 and December 31, 2008, accounts payable consisted of $134,832 and $144,055, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended March 31, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(4.34)	(4.78)	(3.69)	N/A	(5.09)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(4.34)	(4.78)	(3.69)	N/A	(5.09)

Management & incentive fees	(0.30)	(0.33)	(0.19)	N/A	-0-
Administrative fees	(0.20)	(0.22)	(0.06)	N/A	(0.23)
Other expenses	(0.68)	(0.08)	-0-	N/A	-0-
Total operating expenses	(1.18)	(0.63)	(0.25)	N/A	(0.23)

Ending unit value at March 31, 2009	$116.41	$128.11	$98.99	N/A	$136.58

† Class D Units had not yet been issued as of March 31, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(3.65%	)	(3.55%	)	(3.63%	)	N/A	(3.63%	)
Operating expenses	(0.99%	)	(0.47%	)	(0.32%	)	N/A	(0.23%	)
Net loss	(4.64%	)	(4.03%	)	(3.95%	)	N/A	(3.86%	)
Total return	(4.54%	)	(4.05%	)	(3.83%	)	N/A	(3.75%	)

The portfolio turnover rate for the quarter ended March 31, 2009 was 19.12%.

Financial highlights were as follows for the three months ended March 31, 2008:

Per unit activity:	Class A Units	Class B Units		Class C Units†		Class D Units‡	Class E Units
Beginning net unit value at December 31, 2007	$112.32	$120.70		N/A		N/A	$125.61

Net income from investments in investment funds	10.49	11.27		N/A		N/A	11.76
Interest income	0.02	0.02		N/A		N/A	0.02
Total investment income	10.51	11.29		N/A		N/A	11.78

Management & incentive fees	(1.42)	(1.57)		N/A		N/A	-0-
Administrative fees	(0.19)	(0.20)		N/A		N/A	(0.22)
Other expenses	(0.59)	-0-		N/A		N/A	-0-
Total operating expenses	(2.20)	(1.77)		N/A		N/A	(0.22)

Ending unit value at March 31, 2008	$120.63	$130.22	$	N/A	$	N/A	$137.17

† Class C Units had not yet been issued as of March 31, 2008.
‡ Class D Units had not yet been issued as of March 31, 2008.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units	Class D Units	Class E Units
Net investment income	8.72%		8.76%		N/A	N/A	8.76%
Operating expenses	(1.84%	)	(1.38%	)	N/A	N/A	(0.16%	)
Net income	6.88%		7.38%		N/A	N/A	8.60%
Total return	7.40%		7.89%		N/A	N/A	9.20%

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

The collective performance results of the investment funds were negative during the three months ended March 31, 2009. The Fund's performance coupled with ongoing operating expenses resulted in a total negative return of (4.13%) for the overall Fund during the three months ended March 31, 2009. The negative return per class was as follows: (4.54%) for Class A Units; (4.05%) for Class B Units; (3.83%) for Class C Units; and (3.75%) for Class E Units. Comparative performance for the three months ended March 31, 2008 resulted in a positive return per class as follows: 7.40% for Class A Units; 7.89% for Class B Units; and 9.20% for the Class E Units. Class A Units were first issued August 1, 2006; Class B Units were first issued August 1, 2005; Class C Units were first issued on April 1, 2008; and Class E Units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

Off-Balance Sheet Arrangements.  Not applicable.

Tabular Disclosure of Contractual Obligations.  Not applicable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as Investee Pools as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).  The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of March 31, 2009	% of Total
ADF Trading Company I (Welton Investment Corporation) †	$15,693,413	16.77%
ADF Trading Company II (Systematic Alpha Management LLC) †	5,880,641	6.29%
APM Hedged Global Commodity Fund, LDC	2,919,164	3.12%
Boronia Diversified Fund (U.S.), LP	14,360,178	15.35%
CFM Discus Fund LTD	5,578,799	5.96%
Global Commodity Systematic LP	9,546,536	10.20%
HFR MF Diversified Select Master Trust	13,596,505	14.53%
Man-AHL Diversified II LP	16,333,450	17.46%
Robeco Transtrend Diversified Fund LLC	9,650,105	10.32%
TOTAL	$93,558,791	100.00%

† ADF Trading Company I and ADF Trading Company II (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The Fair Value of these accounts includes cash on deposit with the Fund’s Clearing Broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of March 31, 2009, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund's internal control over financial reporting in the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Managing Member is not aware of any material legal proceedings threatened or pending to which the Fund is a party or of which any of the Fund’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2009 through March 31, 2009, a total of 51,923 Units were sold for the aggregate net subscription amount of $6,815,140.  Units were only sold to “accredited investors” as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2009	Class A	$369,000	3,026.06	$121.94
01/01/2009	Class B	1,233,000	9,234.83	$133.53
02/01/2009	Class A	205,550	1,697.40	$121.10
02/01/2009	Class B	1,679,875	12,647.22	$121.83
03/01/2009	Class A	75,000	626.11	$119.79
03/01/2009	Class B	3,202,105	24,334.65	$131.61
03/01/2009	Class C	50,000	356.89	$140.10
		$6,815,140	51,923.16

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1*	Investment Advisory Agreement and Discretionary Trading Authorization between Welton Investment Corporation and ADF Trading Company I, LLC dated December 1, 2008.

10.2*	Trading Advisory Agreement between the Thor Asset Management USA, LLC (now known as Systematic Alpha Management USA LLC) and ADF Trading Company II, LLC dated December 1, 2008.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer