Form 10-Q/A
period 2009-03-31
Aspen Diversified Fund LLC
filed 2009-06-02
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
Amendment No. 1 to Form 10-Q filed on May 15, 2009
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

☐ Yes ☒ No

-ii-

Explanatory Note

Aspen Diversified Fund LLC is filing this first amendment on Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2009 (the "Form 10-Q"), in order to correct a typographical error in its Statements of Assets and Liabilities for the period ended December 31, 2008. Except as described above, no other changes were made to the Form 10-Q filed on May 15, 2009.

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $60,505,855 and $76,393,699 at March 31, 2009 and December 31, 2008, respectively)	$71,987,737	$95,438,015
Unrealized gain on futures contracts–at fair value–Note B	1,310,754	399,456
Total investments
(cost: $60,505,855 and $76,393,699 at March 31, 2009 and December 31, 2008, respectively)	73,295,491	95,837,471
Cash and cash equivalents	17,694,114	22,861,740
Interest and other receivables	184	793
Redemptions receivable	14,655,260	-0-
Investments in transit	6,822,000	600,000

Total assets	$112,467,049	$119,300,004

LIABILITIES AND NET ASSETS

Liabilities
Unrealized loss on futures contracts–at fair value–Note B	$973,537	$421,497
Trail commissions payable	13,758	12,784
Management, incentive and administrative fees payable	134,832	144,055
Membership redemptions payable	1,509,698	988,367
Capital contributions received in advance of admission date	3,072,480	1,783,100
Total liabilities	5,750,134	3,423,249

Net assets	106,716,915	115,876,755

Total liabilities and net assets	$112,467,049	$119,300,004

Aspen Diversified Fund LLC
Interim Statements of Operations

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Investment income

Realized and unrealized gain (loss) on investments–Note B
Realized gain on investments	$3,187,811	$792,846
Unrealized (loss) gain on investments	(7,228,217)	7,444,004
Net realized and unrealized (loss) gain on investments	(4,040,406)	8,236,850
Interest income	497	17,396
Total net investment (loss) income	(4,039,909)	8,254,246

Operating expenses
Management and incentive fees	234,625	935,593
Administrative fees	177,637	150,848
Managed account fees	70,178	-0-
Bank fees	2,167	1,911
Trailing commissions	39,912	21,141
Total operating expenses	524,519	1,109,493

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,564,428)	$7,144,753

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Net assets at beginning of period	$115,876,755	$85,973,252

Capital contributions	6,815,240	11,222,783

Redemptions	(11,410,652)	(7,244,076)

Net (decrease) increase from operations	(4,564,428)	7,144,753

Net assets at end of period	$106,716,915	$97,096,712

Aspen Diversified Fund LLC
Interim Statements of Cash Flows

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net (decrease) increase in net assets resulting from operations	$(4,564,428)	$7,144,753

Adjustments to reconcile ‘net increase (decrease) in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(1,000,000)	(8,620,000)
Redemptions from investments in investment funds	20,053,613	6,000,000
Realized gains	(3,187,811)	(792,846)
Unrealized loss (gain)	7,228,217	(7,444,004)
Decrease in interest receivable	609	2,324
Increase in investments in transit	(6,222,000)	(1,725,000)
Increase in redemptions receivable	(14,655,260)	-0-
Increase in commissions payable	974	6,210
(Decrease) increase in fees payable	(36,840)	76,496

NET CASH USED IN OPERATING ACTIVITIES	(2,382,926)	(5,352,067)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	8,104,620	12,747,019
Membership redemptions	(10,889,320)	(7,908,975)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,784,700)	4,838,044

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,167,626)	(514,025)

Cash and cash equivalents at beginning of period	22,861,740	1,086,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,694,114	$572,426

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

Dated: June 2, 2009
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer