Form 10-Q
period 2009-06-30
Aspen Diversified Fund LLC
filed 2009-08-14
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

☐ Yes ☐ No

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $69,295,861 and $76,393,699 at June 30, 2009 and December 31, 2008, respectively)	$70,910,621	$95,438,015
Unrealized gain on futures contracts–at fair value–Note B	1,286,788	399,456
Total investments
(cost: $69,295,861 and $76,393,699 at June 30, 2009 and December 31, 2008, respectively)	72,197,409	95,837,471
Cash and cash equivalents	12,264,863	22,861,740
Interest and other receivables	-0-	793
Redemptions receivable	12,666,866	-0-
Investments in transit	14,950,000	600,000

Total assets	$112,079,138	$119,300,004

LIABILITIES AND NET ASSETS

Liabilities
Unrealized loss on futures contracts–at fair value–Note B	$1,394,641	$421,497
Trail commissions payable	12,883	12,784
Management, incentive and administrative fees payable	107,026	144,055
Managed accounts fees payable	64,323	73,446
Accrued operating expenses	22,025	-0-
Membership redemptions payable	1,035,623	988,367
Capital contributions received in advance of admission date	2,212,750	1,783,100
Total liabilities	4,849,271	3,423,249

Net assets	107,229,867	115,876,755

Total liabilities and net assets	$112,079,138	$119,300,004

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Investment income

Realized and unrealized gains (loss) on investments–Note B
Realized gain on investments	$4,127,717	$543,741	$7,315,270	$1,336,587
Unrealized gain (loss) on investments	(5,861,115)	2,728,594	(13,089,074)	10,172,598
Net realized and unrealized gain (loss) on investments	(1,733,398)	3,272,335	(5,773,804)	11,509,185
Interest income	156	3,129	653	20,525
Total net investment gain (loss) income	(1,733,242)	3,275,464	(5,773,151)	11,529,710

Operating expenses
Management and incentive fees	227,244	325,477	461,870	1,261,070
Administrative fees	144,576	160,803	322,213	311,651
Managed account fees	135,693	-0-	205,871	-0-
Operating expenses	22,025	-0-	22,025	-0-
Bank fees	794	1,821	2,960	3,732
Trailing commissions	38,444	24,043	78,356	45,184
Total operating expenses	568,776	512,144	1,093,295	1,621,637

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,302,018)	$2,763,320	$(6,866,446)	$9,908,073

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Net assets at beginning of period	$115,876,755	$85,973,252

Capital contributions	12,122,887	16,351,233

Redemptions	(13,903,329)	(4,238,308)

Net increase (decrease) from operations	(6,866,446)	9,908,073

Net assets at end of period	$107,229,867	$107,994,250

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(6,866,446)	$9,908,073

Adjustments to reconcile ‘net increase (decrease) in net assets resulting from operations’ to cash used in operating activities:
Increase in investments in investment funds	(24,156,347)	(16,670,000)
Redemptions from investments in investment funds	42,995,750	8,000,000
Realized gains	(7,315,270)	(1,336,587)
Unrealized loss (gain)	13,089,074	(10,172,598)
Decrease in interest receivable	793	2,910
Increase in investments in transit	(14,350,000)	(2,350,000)
Increase in redemptions receivable	(12,666,866)	-0-
Increase (decrease) in commissions payable	99	(2,304)
Increase in accrued operating expenses	22,024	-0-
Increase (decrease) in fees payable	(46,151)	29,333

NET CASH USED IN OPERATING ACTIVITIES	(9,293,340)	(12,591,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	12,552,537	17,018,787
Membership redemptions	(13,856,074)	(4,393,588)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,303,537)	12,625,199

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(10,596,877)	34,026

Cash and cash equivalents at beginning of period	22,861,740	1,086,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,264,863	$1,120,475

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2009 and 2008, the Fund had membership redemptions payable of $1,035,623 and $622,817, and contributions received in advance of $2,212,750 and $2,879,379, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of June 30, 2009, no Class D Units were outstanding. The Fund is a speculative commodity pool and is a “fund-of- funds” which invests in other commodity pools known as Investee Pools as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. The amount of coverage currently is expected to decrease to $100,000 as of January 1, 2010. The Fund has an arrangement allowing for the sweep of excess cash deposits on a nightly basis. As of April 9, 2009 the Fund discontinued the sweep of excess cash from the operating account. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the SIPC limits.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of June 30, 2009	Balance as of December 31, 2008
Cash in bank	$1,592,355	$380,000
Overnight sweep	-0-	1,054,506
Total cash held at Bank of America	1,592,355	1,434,506
Cash held in managed accounts	10,672,508	21,427,234
Total cash and cash equivalents	12,264,863	22,861,740
FDIC insurance limit	(1,592,355)	(380,000)
SIPC insurance limit	(500,000)	(500,000)
Collateralized deposits	-0-	(1,054,506)
Uninsured, uncollateralized balance	$10,172,508	20,927,234

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

New Accounting Standard:  Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. Adoption of SFAS 157 did not have a material impact on the financial statements for the six months ended June 30, 2009.

NOTE B – INVESTMENTS IN INVESTMENT FUNDS

At June 30, 2009 and during the six months then ended investments in investment funds and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

	Gains/(Losses) (for the six months ended June 30, 2009)	Cost Basis as of June 30, 2009	Fair Value as of June 30, 2009	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$25,894	$2,983,000	$3,008,894	2.81%
AlphaMosaic (US) LLC–Altis	(45,751)	3,094,000	3,048,249	2.84%
AlphaMosaic (US) LLC–Krom River	(77,932)	4,314,000	4,236,068	3.95%
APM Hedged Global Commodity Fund, LDC	(702,113)	2,617,335	2,853,984	2.66%
Boronia Diversified Fund (U.S.), LP	(794,408)	13,033,000	14,424,437	13.45%
Discus Fund Ltd.	243,055	5,986,347	-0-	0.00%
Discus Feeder Ltd.	(40,222)	-0-	5,946,126	5.55%
Global Commodity Systematic LP	(60,229)	8,454,979	5,808,784	5.42%
HFR MF Diversified Select Master Trust	(1,122,920)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(2,281,950)	13,434,200	15,281,296	14.25%
Millburn Commodity Fund LP	(207,389)	2,983,000	2,775,610	2.59%
MMT Energy Fund	(44,175)	1,580,000	1,535,825	1.43%
Robeco Transtrend Diversified Fund LLC	(252,424)	8,600,000	9,750,000	9.09%
Sparta Commodities US Feeder Fund LLC	25,348	2,216,000	2,241,348	2.09%

Total Investment Funds	$(5,335,216)	$69,295,861	$70,910,621	66.13%

Futures Contracts, net	(438,588)	-0-	(107,853)	(0.10%	)

Total	$(5,773,804)	69,295,861	$70,802,768	66.03%

Other assets, less liabilities			36,427,099	33.97%

Net assets			$107,229,867	100.00%

At June 30, 2009 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$70,910,621	$-0-
Unrealized gain on futures contracts, net	(107,853)	$-0-	$-0-
Total	$(107,853)	$70,910,621	$-0-

At June 30, 2009, and during the six months then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(83,413)
Commodity futures contracts	(24,440)
Total	$(107,853)
At December 31, 2008 and during the six months ended June 30, 2008, investments in investment funds and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

	Gains/(Losses) (for the six months ended June 30, 2008)	Cost Basis as of December 31, 2008	Fair Value as of December 31, 2008	% of Fund’s Net Assets
Investment Funds:
APM Hedged Global Commodity Fund, LDC	$1,559,350	$11,600,980	$14,122,097	12.19%
Aspect US Fund LLC	1,778,289	-0-	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	332,602	13,033,000	15,218,845	13.13%
Discus Fund Ltd.	327,425	4,545,519	5,343,293	4.61%
FORT Global Contrarian, LP	517,410	-0-	-0-	0.00%
Global Commodity Systematic LP	1,016,084	11,730,000	13,898,324	11.99%
HFR MF Diversified Select Master Trust	2,846,079	14,450,000	20,289,786	17.51%
Man-AHL Diversified II LP	1,377,632	13,034,200	17,163,246	14.81%
Robeco Transtrend Diversified Fund LLC	-0-	8,000,000	9,402,424	8.11%
Welton Global Capital Markets Fund, Ltd.	1,754,314	-0-	-0-	0.00%

Total Investment Funds	$11,509,185	$76,393,699	$95,438,015	82.35%

Futures Contracts, net	-0-	-0-	(22,041)	(0.02%	)

Total	$11,509,185	76,393,699	$95,415,974	82.33%

Other assets, less liabilities			20,460,781	17.67%

Net assets			$115,876,755	100.00%

The investment objectives and redemption policies for the investment funds in which the Fund was invested as of June 30, 2009 were as follows:

Investment Funds and Managed Accounts	Investment Objective	Redemptions Permitted
Abraham Commodity Fund LP	Commodity Specialist	Monthly
ADF Trading Company I, LLC	Long-Term Trend Follower	Daily
ADF Trading Company II, LLC	Short-Term Trend Follower	Daily
ADF Trading Company III, LLC	Commodity Specialist	Daily
AlphaMosaic (US) LLC–Altis	Commodity Specialist	Monthly
AlphaMosaic (US) LLC–Krom River	Commodity Specialist	Monthly
APM Hedged Global Commodity Fund, LDC	Commodity Specialist	Quarterly
Boronia Diversified Fund (U.S.), LP	Short-Term Trend Follower	Monthly
Discus Feeder Ltd.	Short-Term Trend Follower	Monthly
Global Commodity Systematic LP	Commodity Specialist	Annually
HFR MF Diversified Select Master Trust	Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Long-Term Trend Follower	Monthly
Millburn Commodity Fund LP	Commodity Specialist	Monthly
MMT Energy Fund	Commodity Specialist	Monthly
Robeco Transtrend Diversified Fund LLC	Medium-Term Trend Follower	Monthly
Sparta Commodities US Feeder Fund LLC	Commodity Specialist	Monthly

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund.

Management is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the investment funds exceeded 5% of the Fund’s net assets at June 30, 2009 and December 31, 2008.
At June 30, 2009 and December 31, 2008, the Fund had remitted $14,950,000 and $6,000,000, respectively, to investment funds that will not be credited to its respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit. Additionally, the Fund submitted redemption request to two investment funds totaling $12,666,866. At June 30, 2009 these amounts have been recorded as redemptions receivable and were subsequently received in the following month.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At June 30, 2009 and December 31, 2008, the Fund had received capital contributions of $2,212,750 and $1,783,100, respectively, that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class.  The annual fee percentages by unit class are as follows:

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Management fees	1.00%	1.00%	0.75%	1.00%	0.00%
Incentive fees	10.00%	10.00%	7.50%	10.00%	0.00%
Administrative fees	0.35%	0.35%	0.05%	0.70%	0.35%

As of June 1, 2009, the administrative fees of the Fund decreased from 0.65% to 0.35% for Class A, Class B and Class E Units, from 0.25% to 0.05% for Class C Units, and from 1.65% to 0.70% for Class D Units. In addition, the Fund will pay its operating expenses and custody fees. The operating expenses will be allocated pro-rata to each Class of Units. The custody fees will be paid by each Class as incurred.

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by series over the high water mark.  During the six months ended June 30, 2009 and 2008, the Fund recognized management and incentive fee expenses of $461,870 and $1,261,070, respectively.

During the six months ended June 30, 2009 and 2008, the Fund recognized administrative fee expenses of $322,213 and $311,651, respectively.

At June 30, 2009 and December 31, 2008, accounts payable consisted of $107,026 and $144,055, respectively, related to management fees, incentive fees and administrative fees.
NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended June 30, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(6.19)	(6.80)	(5.25)	N/A	(7.24)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(6.19)	(6.80)	(5.25)	N/A	(7.24)

Management & incentive fees	(0.59)	(0.65)	(0.38)	N/A	0.00
Administrative fees	(0.36)	(0.39)	(0.11)	N/A	(0.42)
Other expenses	(1.42)	(0.28)	(0.20)	N/A	(0.29)
Total operating expenses	(2.37)	(1.32)	(0.69)	N/A	(0.71)

Ending unit value at June 30, 2009	$113.38	$125.41	$96.99	N/A	$133.95

† Class D Units had not yet been issued as of June 30, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(5.28%	)	(5.19%	)	(5.39%	)	N/A	(5.23%	)
Operating expenses	(2.02%	)	(1.01%	)	(0.71%	)	N/A	(0.51%	)
Net loss	(7.30%	)	(6.19%	)	(6.11%	)	N/A	(5.74%	)
Total return	(7.02%	)	(6.08%	)	(5.77%	)	N/A	(5.60%	)

The portfolio turnover rate for the quarter ended June 30, 2009 was 34.88%.
Financial highlights were as follows for the three months ended June 30, 2008:

Per unit activity:		Class A Units		Class B Units	Class C Units†		Class D Units‡		Class E Units
Beginning net unit value at December 31, 2007		$112.32		$120.70	N/A		N/A		$125.61
Unit purchase price	$	N/A	$	N/A	100.00		N/A	$	N/A

Net income from investments in investment funds		14.15		15.25	3.06		N/A		15.96
Interest income		0.03		0.03	0.00		N/A		0.03
Total investment income		14.18		15.28	3.06		N/A		15.99

Management & incentive fees		(1.79)		(2.06)	(0.40)		N/A		0.00
Administrative fees		(0.38)		(0.42)	(0.06)		N/A		(0.44)
Other expenses		(1.19)		0.00	0.00		N/A		0.00
Total operating expenses		(3.36)		(2.48)	(0.46)		N/A		(0.44)

Ending unit value at June 30, 2008		$123.14		$133.50	$102.60	$	N/A		$141.16

† Class C Units were first issued April 1, 2008.
‡ Class D Units had not yet been issued as of June 30, 2008.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	11.79%		11.98%		3.09%		N/A	11.79%
Operating expenses	(2.83%	)	(1.93%	)	(0.46%	)	N/A	(0.32%	)
Net income	8.96%		10.05%		2.26%		N/A	11.47%
Total return	9.63%		10.61%		2.60%		N/A	12.38%

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

The collective performance results of the investment funds were negative during the three months ended June 30, 2009. The Fund’s performance coupled with ongoing operating expenses resulted in a total negative return of (6.13%) for the overall Fund during the six months ended June 30, 2009. The negative return per class was as follows: (7.02%) for Class A Units; (6.08%) for Class B Units; (5.77%) for Class C Units; and (5.60%) for Class E Units. Comparative performance for the six months ended June 30, 2008 resulted in a positive return per class as follows: 9.63% for Class A Units; 10.61% for Class B Units; 2.60% for Class C Units; and 12.38% for Class E Units. Class A Units were first issued August 1, 2006; Class B Units were first issued August 1, 2005; Class C Units were first issued on April 1, 2008; and Class E Units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

Off-Balance Sheet Arrangements.   The Fund does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations.   Not applicable.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool and is a “fund-of- funds” which invests in other commodity pools known as Investee Pools as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).  The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

Investee Pools in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A.  Risk Factors” of the Fund’s Form 10-K, filed on April 17, 2009, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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
Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2009	% of Total
Abraham Commodity Fund LP	$3,008,894	3.19%
ADF Trading Company I, LLC (Welton Investment Corporation)†	15,692,139	16.66%
ADF Trading Company II, LLC (Systematic Alpha Management, LLC)†	6,122,924	6.50%
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)†	1,464,591	1.56%
AlphaMosaic (US) LLC–Altis	3,048,249	3.24%
AlphaMosaic (US) LLC–Krom River	4,236,068	4.50%
APM Hedged Global Commodity Fund, LDC	2,853,984	3.03%
Boronia Diversified Fund (U.S.), LP	14,424,437	15.31%
Discus Feeder Ltd.	5,946,126	6.31%
Global Commodity Systematic LP	5,808,784	6.17%
Man-AHL Diversified II LP	15,281,296	16.22%
Millburn Commodity Fund LP	2,775,610	2.95%
MMT Energy Fund	1,535,825	1.63%
Robeco Transtrend Diversified Fund LLC	9,750,000	10.35%
Sparta Commodities US Feeder Fund LLC	2,241,348	2.38%
TOTAL	$94,190,275	100.00%

† ADF Trading Company I, LLC, ADF Trading Company II, LLC, and ADF Trading Company III, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The Fair Value of these accounts includes cash on deposit with the Fund’s Clearing Broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Managing Partner and the Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of June 30, 2009, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.   There have been no significant changes in the Fund's internal control over financial reporting in the three months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From April 1, 2009 through June 30, 2009, a total of 42,118 Units were sold for the aggregate net subscription amount of $5,307,647. Units were only sold to “accredited investors” as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
04/01/2009	Class A	$252,720	2,171.03	$116.41
04/01/2009	Class B	2,768,480	21,609.43	$128.11
04/01/2009	Class E	50,000	366.32	$136.49
05/01/2009	Class A	200,000	1,762.16	$113.50
05/01/2009	Class B	1,060,600	8,476.21	$125.13
06/01/2009	Class A	126,000	1,091.61	$115.43
06/01/2009	Class B	797,397	6,255.95	$127.46
06/01/2009	Class E	52,450	385.60	$136.02
		$5,307,647	42,118.31

(b)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

The proceeds from the sale of interests will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s Investee Pools and Portfolio Managers may trade in as many as thirty to over fifty markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities, and energy.

The Managing Member estimates that 90% or more of the Fund’s assets with Investee Pools or Portfolio Managers, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts. All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund. The balance of the Fund’s assets will be held in cash in the Fund’s bank account and will be used to maintain liquidity to pay Fund expenses. The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to the Managing Member, any affiliate or employee of the Managing Member or any other party, and will not invest in equity securities without prior notice to Members. The Managing Member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1*	Trading Advisory Agreement between Rosetta Capital Management, Inc. and ADF Trading Company III, LLC dated April 1, 2009.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2009
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Chief Compliance Officer