Form 10-Q
period 2009-09-30
Aspen Diversified Fund LLC
filed 2009-11-13
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________________________ to _________________________

Commission file number: 000-52544

Aspen Diversified Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	32-0145465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1230 Peachtree Street, N.E. Suite 1750 Atlanta, Georgia 30309
(Address of principal executive offices) (Zip Code)

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities
as of September 30, 2009 and December 31, 2008

	Unaudited September 30, 2009	December 31, 2008
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $72,762,264 and $76,393,699 at September 30, 2009 and December 31, 2008, respectively)	$78,066,828	$95,438,015
Unrealized gain on futures contracts–at fair value–Note B	2,096,168	399,456
Total investments
(cost: $72,762,264 and $76,393,699 at September 30, 2009 and December 31, 2008, respectively)	80,162,996	95,837,471
Cash and cash equivalents	26,697,575	22,861,740
Interest and other receivables	-0-	793
Investments in transit	1,900,000	600,000

Total assets	$108,760,571	$119,300,004

LIABILITIES AND NET ASSETS

Liabilities
Unrealized loss on futures contracts–at fair value–Note B	$1,752,929	$421,497
Trail commissions payable	12,799	12,784
Management, incentive and administrative fees payable	104,244	144,055
Managed accounts fees payable	83,497	73,446
Accrued operating expenses	44,246	-0-
Membership redemptions payable	1,318,722	988,367
Capital contributions received in advance of admission date	1,789,126	1,783,100
Total liabilities	5,105,563	3,423,249

Net assets	103,655,008	115,876,755

Total liabilities and net assets	$108,760,571	$119,300,004

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Investment income

Realized and unrealized gains (loss) on investments–Note B
Realized gain on investments	$108,567	$800,091	$7,424,095	$2,136,678
Unrealized gain (loss) on investments	733,645	(9,679,522)	(12,355,687)	493,076
Net realized and unrealized gain (loss) on investments	842,212	(8,879,431)	(4,931,592)	2,629,754
Interest income	-0-	5,118	653	25,643
Total net investment gain (loss) income	842,212	(8,874,313)	(4,930,939)	2,655,397

Operating expenses
Management and incentive fees	228,163	225,472	690,032	1,486,543
Administrative fees	91,455	170,924	413,668	482,575
Managed account fees	151,262	-0-	357,132	-0-
Operating expenses	60,968	-0-	82,993	-0-
Bank fees	-0-	2,156	2,960	5,887
Trailing commissions	38,222	30,288	116,578	75,472
Total operating expenses	570,070	428,840	1,663,363	2,050,477

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$272,142	$(9,303,153)	$(6,594,302)	$604,920

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Net assets at beginning of period	$115,876,755	$85,973,252

Capital contributions	17,707,020	25,418,641

Redemptions	(23,334,465)	(6,303,904)

Net increase (decrease) from operations	(6,594,302)	604,920

Net assets at end of period	$103,655,008	$105,692,909

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(6,594,302)	$604,920

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by (used in) operating activities:
Increase in investments in investment funds	(39,106,347)	(29,670,000)
Redemptions from investments in investment funds	51,180,662	15,000,000
Realized gains	(7,424,095)	(2,136,678)
Unrealized loss (gain)	12,355,687	(493,076)
Decrease in interest receivable	793	3,157
Increase in investments in transit	(1,300,000)	(1,925,000)
Increase in commissions payable	15	390
Increase in accrued operating expenses	44,246	-0-
Decrease in fees payable	(29,760)	(80,038)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,126,899	18,696,325

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	17,713,046	24,963,196
Membership redemptions	(23,004,110)	(5,800,459)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,291,064)	19,162,737

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,835,835	466,412

Cash and cash equivalents at beginning of period	22,861,740	1,086,449

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,697,575	$1,552,861

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 2009 and 2008, the Fund had membership redemptions payable of $1,318,722 and $1,281,543, and contributions received in advance of $1,789,126 and $1,756,379, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of September 30, 2009, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of- funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Investments in Investment Funds:  Investments in Investment Funds are valued at fair value, which is measured based on the Fund’s proportionate interest in the net assets of the respective Investment Funds, and is determined from financial data provided by the Investment Funds.  All of the financial instruments held by the Investment Funds are reported at fair value.  Because of the inherent uncertainty of valuation, values of positions stated at fair value may differ significantly from what may actually be realized upon sale or disposition.  Investments without a ready market are valued by the Portfolio Managers based upon available financial data, market conditions and comparable valuations for similar investments with a ready market.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the Federal Deposit Insurance Corporation (FDIC). Interest bearing deposits are insured up to $250,000. The amount of coverage currently is expected to decrease to $100,000 as of January 1, 2010. The Fund has an arrangement allowing for the sweep of excess cash deposits on a nightly basis. As of April 9, 2009 the Fund discontinued the sweep of excess cash from the operating account. The Fund has established managed accounts to be traded by certain foreign exchange and CTAs on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the Securities Investor Protection Corporation (SIPC) limits as may be amended from time to time.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of September 30, 2009	Balance as of December 31, 2008
Cash in bank	$1,707,238	$380,000
Overnight sweep	-0-	1,054,506
Total cash held at Bank of America	1,707,238	1,434,506
Cash held in managed accounts	24,990,337	21,427,234
Total cash and cash equivalents	26,697,575	22,861,740
FDIC insurance limit	(1,707,238)	(380,000)
SIPC insurance limit	(500,000)	(500,000)
Collateralized deposits	-0-	(1,054,506)
Uninsured, uncollateralized balance	$24,490,337	20,927,234

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

New Accounting Standard:  Effective January 1, 2008, the Fund adopted the requirements of Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As such, the Fund has begun to classify its investments into Level 1, which refers to securities traded in an active market, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available to determine the fair value, and Level 3, which refers to securities not traded in an active market and for which no significant observable market inputs are available. Adoption of SFAS 157 did not have a material impact on the financial statements for the nine months ended September 30, 2009.

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At September 30, 2009 and during the nine months then ended investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

	Gains/(Losses) for the nine months ended September 30, 2009	Cost Basis as of September 30, 2009	Fair Value as of September 30, 2009	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$(164,327)	$2,983,000	$2,818,673	2.72%
AlphaMosaic (US) LLC–Altis	(114,984)	3,094,000	2,979,016	2.87%
AlphaMosaic (US) LLC–Krom River	(26,690)	4,314,000	4,287,310	4.14%
APM Hedged Global Commodity Fund, LDC	(616,043)	2,617,335	2,940,053	2.84%
Boronia Diversified Fund (U.S.), LP	(832,729)	13,033,000	14,386,116	13.88%
Discus Fund Ltd.	243,055	-0-	-0-	0.00%
Discus Feeder Ltd.	355,615	5,986,348	6,341,963	6.12%
Galena Fund Ltd.	64,677	1,300,000	1,364,677	1.32%
Global Commodity Systematic LP	30,845	3,686,932	4,299,858	4.15%
HFR MF Diversified Select Master Trust	(1,122,923)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(1,872,961)	12,557,180	14,690,285	14.17%
Millburn Commodity Fund LP	(161,265)	2,983,000	2,821,735	2.72%
MMT Energy Fund	(141,509)	1,580,000	1,438,491	1.39%
Robeco Transtrend Diversified Fund LLC	(612,885)	9,600,000	10,389,539	10.02%
Sparta Commodities US Feeder Fund LLC	211,184	2,216,000	2,427,184	2.34%
Winton Futures Fund	(18,072)	6,811,469	6,881,928	6.64%

Total Investment Funds	$(4,779,012)	$72,762,264	$78,066,828	75.32%

Futures Contracts, net	(152,580)	-0-	343,239	0.33%

Total	$(4,931,592)	72,762,264	$78,410,067	75.65%

Other assets, less liabilities			25,244,941	24.35%

Net assets			$103,655,008	100.00%

At September 30, 2009 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$78,066,828	$-0-
Unrealized gain on futures contracts, net	343,239	$-0-	$-0-
Total	$343,239	$78,066,828	$-0-

At September 30, 2009, and during the nine months then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$35,045
Commodity futures contracts	308,194
Total	$343,239

At December 31, 2008 and during the nine months ended September 30, 2008, investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

	Gains/(Losses) for the nine months ended September 30, 2008	Cost Basis as of December 31, 2008	Fair Value as of December 31, 2008	% of Fund’s Net Assets
Investment Funds:
APM Hedged Global Commodity Fund, LDC	$178,032	$11,600,980	$14,122,097	12.19%
Aspect US Fund LLC	669,702	-0-	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	(590,283)	13,033,000	15,218,845	13.13%
Discus Fund Ltd.	(129,098)	4,545,519	5,343,293	4.61%
FORT Global Contrarian, LP	(74,952)	-0-	-0-	0.00%
Global Commodity Systematic LP	563,372	11,730,000	13,898,324	11.99%
HFR MF Diversified Select Master Trust	1,103,253	14,450,000	20,289,786	17.51%
Man-AHL Diversified II LP	(69,395)	13,034,200	17,163,246	14.81%
Robeco Transtrend Diversified Fund LLC	259,060	8,000,000	9,402,424	8.11%
Welton Global Capital Markets Fund, Ltd.	720,063	-0-	-0-	0.00%

Total Investment Funds	$2,629,754	$76,393,699	$95,438,015	82.35%

Futures Contracts, net	-0-	-0-	(22,041)	(0.02%	)

Total	$2,629,754	76,393,699	$95,415,974	82.33%

Other assets, less liabilities			20,460,781	17.67%

Net assets			$115,876,755	100.00%

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of September 30, 2009 were as follows:

Investment Funds and Managed Accounts	Investment Objective	Redemptions Permitted
Abraham Commodity Fund LP	Commodity Specialist	Monthly
ADF Trading Company I, LLC (Welton Investment Corporation)	Long-Term Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Management LLC)	Short-Term Trend Follower	Daily
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)	Commodity Specialist	Daily
AlphaMosaic (US) LLC–Altis	Commodity Specialist	Monthly
AlphaMosaic (US) LLC–Krom River	Commodity Specialist	Monthly
APM Hedged Global Commodity Fund, LDC	Commodity Specialist	Quarterly
Boronia Diversified Fund (U.S.), LP	Short-Term Trend Follower	Monthly
Discus Feeder Ltd.	Short-Term Trend Follower	Monthly
Galena Fund Ltd.	Commodity Specialist	Monthly
Global Commodity Systematic LP	Commodity Specialist	Annually
Man-AHL Diversified II LP	Long-Term Trend Follower	Monthly
Millburn Commodity Fund LP	Commodity Specialist	Monthly
MMT Energy Fund	Commodity Specialist	Monthly
Robeco Transtrend Diversified Fund LLC	Medium-Term Trend Follower	Monthly
Sparta Commodities US Feeder Fund LLC	Commodity Specialist	Monthly
Winton Futures Fund	Long-Term Trend Follower	Monthly

Furthermore, certain of the Investment Funds include restrictions as to the minimum amount of time that an investor must remain invested in the Investment Fund.

Management is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at September 30, 2009 and December 31, 2008.

At September 30, 2009 and December 31, 2008, the Fund had remitted $1,900,000 and $600,000, respectively, to Investment Funds that will not be credited to its respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and losses are allocated to the members in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least ten days prior written notice.

The Fund admits members only on the first day of each month. At September 30, 2009 and December 31, 2008, the Fund had received capital contributions of $1,789,126 and $1,783,100, respectively, that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

As of June 1, 2009, the administrative fee of the Fund decreased from 0.65% to 0.35% for Class A, Class B and Class E units, from 0.25% to 0.05% for Class C units, and from 1.65% to 0.70% for Class D units. In addition, the Fund will pay its operating expenses and custody fees. The operating expenses will be allocated pro-rata to each Class of Units. The custody fees will be paid by each Class as incurred.

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark.  During the nine months ended September 30, 2009 and 2008, the Fund recognized management and incentive fee expenses of $690,032 and $1,486,543, respectively.

During the nine months ended September 30, 2009 and 2008, the Fund recognized administrative fee expenses of $413,668 and $482,575, respectively.

At September 30, 2009 and December 31, 2008, accounts payable consisted of $104,244 and $144,055, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the nine months ended September 30, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(5.31)	(5.83)	(4.50)	N/A	(6.20)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(5.31)	(5.83)	(4.50)	N/A	(6.20)

Management & incentive fees	(0.87)	(0.96)	(0.56)	N/A	0.00
Administrative fees	(0.45)	(0.50)	(0.12)	N/A	(0.53)
Other expenses	(2.21)	(0.52)	(0.38)	N/A	(0.56)
Total operating expenses	(3.53)	(1.98)	(1.06)	N/A	(1.09)

Ending unit value at September 30, 2009	$113.10	$125.72	$97.37	N/A	$134.61

† Class D units had not yet been issued as of September 30, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(4.54%	)	(4.42%	)	(4.78%	)	N/A	(4.57%	)
Operating expenses	(3.04%	)	(1.55%	)	(1.01%	)	N/A	(0.78%	)
Net loss	(7.58%	)	(5.97%	)	(5.79%	)	N/A	(5.36%	)
Total return	(7.25%	)	(5.85%	)	(5.41%	)	N/A	(5.14%	)

The portfolio turnover rate for the quarter ended September 30, 2009 was 35.22%.

Financial highlights were as follows for the nine months ended September 30, 2008:

Per unit activity:		Class A Units		Class B Units	Class C Units†		Class D Units‡		Class E Units
Beginning net unit value at December 31, 2007		$112.32		$120.70	N/A		N/A		$125.61
Unit purchase price	$	N/A	$	N/A	100.00		N/A	$	N/A

Net income from investments in investment funds		4.40		4.67	(5.08)		N/A		4.76
Interest income		0.03		0.03	0.00		N/A		0.03
Total investment income		4.43		4.70	(5.08)		N/A		4.76

Management & incentive fees		(2.09)		(2.39)	(0.59)		N/A		0.00
Administrative fees		(0.58)		(0.63)	(0.11)		N/A		(0.66)
Other expenses		(1.77)		0.00	0.00		N/A		0.00
Total operating expenses		(4.44)		(3.02)	(0.70)		N/A		(0.66)

Ending unit value at September 30, 2008		$112.31		$122.38	$94.22	$	N/A		$129.74

† Class C units were first issued April 1, 2008.
‡ Class D units had not yet been issued as of June 30, 2008.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	1.14%		3.02%		(11.49%	)	N/A	3.73%
Operating expenses	(3.88%	)	(2.35%	)	(1.55%	)	N/A	(0.49%	)
Net income	(2.75%	)	0.67%		(13.05%	)	N/A	3.25%
Total return	(0.01%	)	1.40%		(5.78%	)	N/A	3.29%

The portfolio turnover rate for the quarter ended September 30, 2008 was 15.15%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.   There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way. The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from monthly to annually. The Fund maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by members. Redemption requests could be delayed due to liquidity constraints of Investee Pools. Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were negative during the nine months ended September 30, 2009. The Fund’s performance coupled with ongoing operating expenses resulted in a total negative return of (5.90%) for the overall Fund during the nine months ended September 30, 2009. The negative return per class was as follows: (7.25%) for Class A units; (5.85%) for Class B units; (5.41%) for Class C units; and (5.14%) for Class E units. Comparative performance for the nine months ended September 30, 2008 resulted in a net loss of (0.01%) for Class A units; a net gain of 1.40% for Class B units; a net loss of (5.78%) for Class C units; and a net gain of 3.29% for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

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

“Value at Risk” is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector.  The exposure by Investee Pools to various market sectors is not transparent to the Fund and therefore, it is not possible to calculate the Value at Risk in any particular market sector.  The Value at Risk exposure of the Fund with any given Investee Pool is the amount of capital invested with that Investee Pool, as set forth below.
Fair Value of Market Risk Sensitive Instruments	Fair Value as of September 30, 2009	% of Total
Abraham Commodity Fund LP	$2,818,673	2.72%
ADF Trading Company I, LLC (Welton Investment Corporation)†	15,639,034	15.12%
ADF Trading Company II, LLC (Systematic Alpha Management, LLC)†	8,153,454	7.88%
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)†	1,541,088	1.49%
AlphaMosaic (US) LLC–Altis	2,979,016	2.88%
AlphaMosaic (US) LLC–Krom River	4,287,310	4.14%
APM Hedged Global Commodity Fund, LDC	2,940,053	2.84%
Boronia Diversified Fund (U.S.), LP	14,386,116	13.91%
Discus Feeder Ltd.	6,341,963	6.14%
Galena Fund Ltd.	1,364,677	1.32%
Global Commodity Systematic LP	4,299,858	4.16%
Man-AHL Diversified II LP	14,690,285	14.21%
Millburn Commodity Fund LP	2,821,735	2.73%
MMT Energy Fund	1,438,491	1.39%
Robeco Transtrend Diversified Fund LLC	10,389,539	10.05%
Sparta Commodities US Feeder Fund LLC	2,427,184	2.35%
Winton Futures Fund	6,881,928	6.67%
TOTAL	$103,400,404	100.00%

† ADF Trading Company I, LLC, ADF Trading Company II, LLC, and ADF Trading Company III, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s managing member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Senior Vice President (principal executive officer) and the Chief Financial Officer (principal financial officer) of the Fund’s managing member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of September 30, 2009, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.   There have been no significant changes in the Fund's internal control over financial reporting in the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

Limitations on the Effectiveness of Controls.   Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Fund’s managing member is not aware of any material legal proceedings threatened or pending to which the Fund is a party or of which any of the Fund’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2009 through September 30, 2009, a total of 45,971 units were sold for the aggregate net subscription amount of $5,584,132. Units were only sold to “accredited investors” as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
07/01/2009	Class A	$260,000	2,293.19	$113.38
07/01/2009	Class B	2,047,445	16,325.46	$125.41
08/01/2009	Class A	207,500	1,838.03	$112.89
08/01/2009	Class B	1,888,133	15,095.34	$125.08
08/01/2009	Class C	400,000	4,133.07	$96.78
09/01/2009	Class A	111,533	986.21	$113.09
09/01/2009	Class B	602,000	4,796.57	$125.51
09/01/2009	Class E	67,521	502.88	$134.27
		$5,584,132	45,970.75

(b)	Underwriters and Other Purchasers.

The units were not publicly offered. Units were sold only to accredited investors.

(c)	Consideration.

All units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The units were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

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

The Fund’s managing member estimates that 90% or more of the Fund’s assets with Investee Pools or Portfolio Managers, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts. All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund. The balance of the Fund’s assets will be held in cash in the Fund’s bank account and will be used to maintain liquidity to pay Fund expenses. The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to its managing member, any affiliate or employee of its managing member or any other party, and will not invest in equity securities without prior notice to members. The Fund’s managing member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Senior Vice President (principal executive officer) of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer (principal financial officer) of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2009
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Adam Langley
Adam Langley
Senior Vice President

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer