Form 10-K
period 2009-12-31
Aspen Diversified Fund LLC
filed 2010-03-31
CIK 1330820

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☐ Yes ☐ No

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

☐ Yes ☒ No

As of June 30, 2009, the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $99,984,550.

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

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund. As of December 31, 2009, the Managing Member had approximately $108.8 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

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

Failure of brokerage firms and forward market participants could adversely affect the Fund. The Commodity Exchange Act, as amended, requires a clearing broker to segregate funds received from such broker’s customers in respect of futures (but not forward) transactions. If any of the Investment Funds’ commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Fund allocated to that Investment Fund might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, the Investment Fund would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Investment Fund (for example, United States Treasury bills or cash deposited by the Fund with such broker) was held by such broker. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker/dealers by the Securities Investors Protection Corporation.

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

Each Class is also subject to its pro rata share of the management fee, incentive fee and other fees of the Investment Funds.

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

Partnership treatment is not assured. There is a risk that the Fund, having more than 100 Members, may be treated as a “publicly traded partnership” taxable as a corporation for federal income tax purposes. Nevertheless, the Fund in all events will be treated as a partnership for federal income tax purpose so long as at least 90% of its annual gross income consists of “qualifying income” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Federal Income Tax Regulations (the “Regulations”) thereunder. The Managing Member believes it is likely, but not certain, that the Fund will meet the qualifying income test. If the Fund were to be treated as a corporation instead of as a partnership for federal income tax purposes, (i) the net income of the Fund would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (ii) Members would not be allowed to deduct their share of Fund losses and (iii) distributions to Members, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Fund, and would be taxable as such.

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

Deductibility of passive activity losses is limited. Applicable U.S. federal income tax regulations treat all Fund income, gains and losses allocable to non-corporate (and certain corporate) Members as non-passive activity income, gains and losses. Accordingly, such Members will be unable to offset their passive activity losses from other investments against their income from this investment, but Fund losses will not be subject to the limitations imposed on the deductibility of passive activity losses.

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

The Fund’s Investment in APM Hedged Global Commodity Fund, LDC and Discus Feeder Ltd. may involve adverse federal tax consequences. Two of the Investee Pools, APM Hedged Global Commodity Fund, LDC and Discus Feeder Ltd., would be classified as corporations for U.S. federal income tax purposes. Accordingly, with respect to U.S. investors, each of these Foreign Funds would be a “passive foreign investment company” or “PFIC” for U.S. federal income tax purposes. In order to avoid adverse U.S. federal income tax consequences for our investors with respect to interests in a PFIC, the Fund has made a “qualified electing fund” or “QEF” election with respect to each of the Foreign Funds. If the QEF election were ineffective, for example, because a Foreign Fund failed to give the Fund financial information required for application of the QEF rules, gains realized by Members of the Fund attributable to shares in such Foreign Fund would be taxable as ordinary income and subject to an additional interest charge. The Fund has received written confirmation from each of the Foreign Funds that it will provide the necessary financial information necessary to file the QEF election; however prospective investors should still consult their own tax advisors regarding an investment through the Fund in a PFIC.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

There is no trading market for the Units, and none is likely to develop. No Member may assign, encumber, pledge, hypothecate or otherwise transfer (collectively, “Transfer”) any of such Member’s Units without the consent of the Managing Member, and any such Transfer of Units, whether voluntary, involuntary or by operation of law, to which the Managing Member does not consent shall result in the Units so Transferred being mandatorily withdrawn as of the end of the month during which such purported Transfer occurred; provided, however, that a Member may Transfer the economic benefits of ownership of its Units without regard to such consent.

(b)	Holders.

As of December 31, 2009, there were 69,131.70 Class A Units held by 107 investors, 633,257.14 Class B Units held by 863 investors, 19,265.77 Class C Units held by 2 investors, and 101,575.80 Class E Units held by 175 investors.

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

From October 1, 2009 through December 31, 2009, a total of 38,879.36 Units were sold for the aggregate net subscription amount of $4,761,656. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”). Details of the sale of the interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
10/01/2009	Class A	$300,000	2,652.55	$113.10
10/01/2009	Class B	1,489,126	11,844.93	$125.71
11/01/2009	Class A	517,858	4,677.18	$110.72
11/01/2009	Class B	1,125,172	9,127.07	$123.28
12/01/2009	Class A	25,000	221.34	$112.95
12/01/2009	Class B	1,304,500	10,356.29	$125.96
		$4,761,656	38,879.36

(g)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933.

(h)	Consideration.

All Units of the Fund were sold for cash as indicated by the Subscription Amount in response to Item 5(f) above.

(i)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(j)	Terms of Conversion or Exercise.

Not applicable.

(k)	Use of Proceeds.

Not applicable.

Item 6.  Selected Financial Data.

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2009, 2008, 2007 and 2006 and for the period from inception (April 7, 2005) through December 31, 2005. The Fund began investment operations on July 1, 2005. The selected historical financial data were derived from the financial statements of the Fund, which were audited by Williams Benator and Libby, LLP for the years ended December 31, 2007, 2006 and for the period from inception (April 7, 2005) through December 31, 2005, and by PMB Helin Donovan, LLP for the years ended December 31, 2009 and 2008. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.

Aspen Diversified Fund LLC
Statements of Operations Data

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	Period from Inception (April 7, 2005) through December 31, 2005
Investment income (loss)

Realized and unrealized gains (losses) on investments
Realized gains on investments	$7,972,332	$5,288,165	$45,519	$483,444	$-0-
Unrealized gains (losses) on investments	(15,075,898)	7,627,149	8,110,883	2,695,965	588,281
Net realized and unrealized gains (losses) on investments	(7,103,566)	12,915,314	8,156,402	3,179,409	588,281
Interest income	653	33,398	43,719	51,488	4,876
Total net investment income (loss)	(7,102,913)	12,948,712	8,200,121	3,230,897	593,157

Operating expenses
Management and incentive fees	914,851	1,722,143	1,052,688	200,600	3,326
Administrative fees	503,901	657,763	465,944	198,792	40,877
Managed account fees	492,194	73,446	-0-	-0-	-0-
Miscellaneous operating expenses	18,840	-0-	-0-	-0-	-0-
Bank fees	3,189	7,627	6,119	5,855	1,800
Trailing commissions	155,936	111,976	55,952	5,407	-0-
Total operating expenses	2,118,911	2,572,955	1,580,703	410,654	46,003

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,291,824)	$10,375,757	$6,619,418	$2,820,243	$547,154

Net increase (decrease) in net assets per unit:
Class A Units	$(12.28)	$9.62	$9.25	$8.25	N/A
Class B Units	$(11.03)	$12.83	$11.02	$17.42	$4.12
Class C Units	$(7.90)	$2.93	N/A	N/A	N/A
Class E Units	$(10.41)	$16.29	$12.07	$9.59	$5.04

The above figures are based upon a weighted average number of units.

Aspen Diversified Fund LLC
Statements of Assets and Liabilities Data

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Members’ capital	$100,342,985	$115,876,755	$85,973,252	$53,322,618	$15,507,695

Net asset value per unit:
Class A Units	$109.66	$121.94	$112.32	$105.21	$-0-
Class B Units	$122.50	$133.53	$120.70	$111.05	$103.43
Class C Units	$95.03	$102.93	$-0-	$-0-	$-0-
Class E Units	$131.49	$141.90	$125.61	$113.39	$103.81

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

Results of Operations. The Fund is a collective investment pool. The net assets invested in the pool decreased by approximately 13.4%, or approximately $15.5 million in 2009 as a result of redemptions by new and existing investors as well as negative investment performance. During 2008, 2007, and 2006 assets increased by approximately $29.9 million, $32.7 million, and $37.8 million, respectively. The Fund launched investment operations in 2005 and completed its first year with approximately $15.5 million in assets.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2009 coupled with ongoing operating expenses resulted in a net loss of 8.31% for the overall pool. The 2009 net loss was 10.07% for the Class A Units, 8.26% for the Class B Units, 7.68% for the Class C Units, and 7.34% for the Class E Units. Comparative performance for the year ended December 31, 2008 resulted in a net gain of 8.78% for the overall pool and a net gain of 8.56% for the Class A Units, 10.63% for the Class B Units, 2.94% for the Class C Units, and 12.97% for the Class E Units. Class C Units were first issued April 1, 2008.

Differences in the performance results between different classes of units are primarily attributable to the different fee structures of each class of units. Results may also vary considerably when compared to results from the same period in previous years. The differences between performance in 2009 and 2008 is attributable to general market conditions, the timing of the purchase and sale of units by class, changes to the Investment Funds in which the Fund invests, and reallocations of investments among Investment Funds made by the Investment Committee of the Fund. Finally, Class C Units were first issued on April 1, 2008 and therefore participated in the performance results of the Investment Funds for only nine months of 2008, which contributed to the lower performance achieved by the Class C Units in 2008 as compared to the other classes of units.

Off-Balance Sheet Arrangements. Not applicable.

Tabular Disclosure of Contractual Obligations. Not applicable.

Summary of Significant Accounting Policies

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

Valuation of Investments in Investment Funds: The Fund values investments in investment funds for which there is no ready market at fair value as determined by the Managing Member.

The valuation of Investment Funds purchased or held by the Fund ordinarily will be based on the value provided most recently to the Managing Member by each Investment Fund which the Managing Member believes to be reliable and which reflects the amount that the Fund might reasonably expect to receive for the position if the Fund’s interest were redeemed at the time of valuation. The Managing Member’s reliance on or consideration of the values of Investment Funds will be based on: (i) due diligence performed prior to making an investment in an Investment Fund; (ii) ongoing due diligence and monitoring; (iii) periodic variation analysis and review by the Fund and/or the Fund’s auditors; and (iv) any other information reasonably available from the market or other third parties.

In certain circumstances, the Managing Member may determine that the value provided by an Investment Fund does not represent the fair value of the Fund’s interests in the Investment Fund. This determination may be based upon, among other things: (i) the absence of transaction activity in interests in a particular Investment Fund; (ii) the imposition by an Investment Fund of extraordinary restrictions on redemptions, including limitations on the percentage of Investment Fund assets that may be redeemed during a certain time period; (iii) a determination by the Managing Member that it would be impracticable to liquidate the Fund’s holdings in a particular Investment Fund; (iv) a conclusion that the Investment Fund’s valuation was based on valuation procedures that do not provide for valuation of underlying securities at market value or fair value as appropriate; (v) actual knowledge (if any) of the value of underlying portfolio holdings; (vi) ongoing due diligence and monitoring that indicates that the valuation provided by the Investment Fund is not reliable, such as significant variations between estimates and final values provided by an Investment Fund or lesser variations that occur on a regular basis with respect to a specific Investment Fund; or (vii) available market data or other relevant circumstances, including unusual or extraordinary circumstances.

In the event that an Investment Fund does not report a month-end value to the Fund on a timely basis, the fair value of the Investment Fund will be based on the most recent value reported by the Investment Fund, as well as any other relevant information available at the time the Fund values its portfolio. In this unusual event, it may be appropriate to consider the factors set forth herein, provided, however, that the Managing Member may not find such factors useful if, among other things, the Investment Fund in question is intended to have low correlation with the overall markets or a particular market (in which case the Managing Member may not have information necessary to determine whether a discount or premium would best reflect such significant events).

Where deemed appropriate by the Managing Member, investments in Investment Funds or illiquid securities may be valued at cost. Cost will be used only when the Managing Member determines that cost best approximates the fair value of the particular position under consideration. For example, cost may not be appropriate when the Fund is aware of similar sales to third parties at materially different prices or in other circumstances where cost may not approximate fair value (which could include situations in which there are no sales to third parties).

Valuation of Investments in Future Contracts: These instruments include Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. Futures Contracts and Currency Forwards are reported at fair value using Level 1 inputs. Investments in Future Contracts further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets.

Net Income from Investments in Investment Funds: Net income from investments in investment funds includes realized gains and losses, unrealized gains and losses, and other expenses that are directly attributable to the Fund’s investments in investment funds. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on the trade date. Dividends are recorded on the ex-dividend date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deductions, and credits are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

The Fund has reviewed all open tax years and major jurisdictions and concluded that there is no effect to the Fund’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the fiscal year-end December 31, 2009. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. This amount decreased to $100,000 as of January 1, 2010. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the Securities Investor Protection Corporation (“SIPC”) limits as such limits may be amended from time to time.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

	Balance as of December 31, 2009	Balance as of December 31, 2008
Cash in bank	$967,947	$380,000
Overnight sweep	-0-	1,054,506
Total cash at Bank of America	967,947	1,434,506
Cash held - managed accounts	25,100,256	21,427,234
Total bank balance	$26,068,203	$22,861,740
FDIC insurance limit	(967,947)	(380,000)
SIPC insurance limit	(500,000)	(500,000)
Collateralized deposits	-0-	(1,054,506)
Uninsured, uncollateralized balance	$24,600,256	$20,927,234

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

Investment Valuations: In accordance with generally accepted accounting principals in the United States (“GAAP”), fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below.

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Level 2 Inputs – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 Inputs – Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Subsequent events: Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions which existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions which did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. GAAP requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. This is consistent with current practice and did not have any impact on the Fund’s financial statements. Subsequent events were evaluated through March 24, 2010, the date in which these financial statements were issued.

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

Aspen Diversified Fund LLC
Fair Value of Market Risk Sensitive Instruments

	Year Ended December 31, 2009
Investment Fund	Fair Value	% of Total
Abraham Commodity Fund, L.P.	$2,755,222	2.73%
ADF Trading Company I, LLC (Welton Investment Corporation)†	15,621,842	15.47%
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA, LLC)†	9,053,631	8.97%
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)†	976,672	0.97%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	2,868,228	2.84%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	4,245,808	4.21%
APM Hedged Global Commodity Fund LDC	2,982,802	2.95%
Boronia Diversified Fund (U.S.), LP	14,286,880	14.15%
Discus Feeder Ltd.	6,004,568	5.94%
Galena Fund Ltd.	2,296,957	2.28%
Global Commodity Systematic, LP	4,413,960	4.37%
Man-AHL Diversified II LP	12,385,576	12.27%
Millburn Commodity Fund, L.P.	2,830,455	2.80%
MMT Energy Fund	1,367,916	1.35%
Robeco Transtrend Diversified Fund LLC	9,635,241	9.54%
Sparta Commodities US Feeder Fund LLC	2,363,988	2.34%
Winton Futures Fund	6,887,115	6.82%
	$100,976,861	100.00%

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

Each Investment Fund establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Investment Fund	Redemptions Permitted
Abraham Commodity Fund, L.P.	Monthly
ADF Trading Company I, LLC (Welton Investment Corporation)	Daily
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA, LLC)	Daily
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)	Daily
AlphaMosaic (US) LLC (Altis – Cell No. 151)	Bi-Monthly
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	Bi-Monthly
APM Hedged Global Commodity Fund LDC	Quarterly
Boronia Diversified Fund (U.S.), LP	Monthly
Discus Feeder Ltd.	Monthly
Galena Fund Ltd.	Monthly
Global Commodity Systematic, LP	Annually
Man-AHL Diversified II LP	Monthly
Millburn Commodity Fund, L.P.	Monthly
MMT Energy Fund	Monthly
Robeco Transtrend Diversified Fund LLC	Monthly
Sparta Commodities US Feeder Fund LLC	Monthly
Winton Futures Fund	Monthly

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

DECEMBER 31, 2009

(With Report of Independent Registered Public Accounting Firm Thereon)

_______________________

Return to Main Table of Contents

Return to Financial Statements Table of Contents

PMB+Helin Donovan
Consultants & Certified Public Accountants

_______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Aspen Diversified Fund LLC;

We have audited the accompanying statement of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2009 and 2008, and the related statement of operations, changes in net assets, cash flows and the financial highlights for the years then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2009 and 2008, the results of its operations, the changes in net assets, cash flows, and financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

Austin, Texas
March 24, 2010

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

/s/ Williams Benatory & Libby, LLP

Atlanta, Georgia
April 14, 2008

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Assets and Liabilities

	December 31,	December 31,
	2009	2008
ASSETS

Investments:
Investments in investment funds – at fair value – Note B (cost: $72,407,389 and $76,393,699 at December 31, 2009 and 2008, respectively)	$75,324,7165	$95,438,015
Futures contract positions – at fair value – Note B	2,300,141	399,456
Total investments	77,624,857	95,837,470
Cash and cash equivalents	26,038,161	22,861,740
Interest and other receivables	-0-	793
Investment fund redemption receivable	1,500,000	-0-
Investments in transit	1,000,000	600,000

TOTAL ASSETS	$106,163,018	$119,300,004

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts – at fair value – Note B	$2,248,251	$421,497
Trailing commissions payable	13,313	12,784
Management, incentive and administrative fees payable – Note D	106,235	144,055
Accounts payable	54,523	-0-
Managed accounts fees payable	66,990	73,446
Membership redemptions payable	2,247,341	988,367
Capital contributions received in advance of admission date	1,083,380	1,783,100

TOTAL LIABILITIES	5,820,033	3,423,249

NET ASSETS – Note C	100,342,985	115,876,755

TOTAL LIABILITIES AND NET ASSETS	$106,163,018	$119,300,004

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Investment income (loss)
Realized and unrealized gains (losses) on investments – Note B
Realized gains on investments	$7,972,332	$5,288,165	$45,519
Unrealized gains (losses) on investments	(15,075,898)	7,627,149	8,110,883
Net realized and unrealized gains (losses) on investments	(7,103,566)	12,915,314	8,156,402
Interest income	653	33,398	43,719

TOTAL INVESTMENT INCOME (LOSS)	(7,102,913)	12,948,712	8,200,121

Operating expenses – Note D
Management and incentive fees	914,851	1,722,143	1,052,688
Administrative fees	503,901	657,763	465,944
Managed account fees	492,194	73,446	-0-
Miscellaneous operating expenses	118,840	-0-	-0-
Bank fees	3,189	7,627	6,119
Trailing commissions	155,936	111,976	55,952

TOTAL OPERATING EXPENSES	2,188,911	2,572,955	1,580,703

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,291,824)	$10,375,757	$6,619,418

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net assets at beginning of year	$115,876,755	$85,973,252	$53,322,618

Capital contributions	22,468,676	28,613,421	31,298,805

Redemptions	(28,710,622)	(9,085,675)	(5,267,589)

Net increase (decrease) from operations	(9,291,824)	10,375,757	6,619,418

NET ASSETS AT END OF YEAR	$100,342,985	$115,876,755	$85,973,252

See notes to financial statements.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(9,291,824)	$10,375,757	$6,619,418

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by (used in) operating activities:

Purchase of investments, net	(40,106,347)	(36,545,000)	(28,874,519)
Proceeds from disposition of investments	53,042,150	40,587,916	4,545,519
Realized gains on investments	(7,972,332)	(5,288,165)	(45,519)
Unrealized losses (gains) on investments	15,075,898	(7,627,149)	(8,110,883)
Decrease in interest and other receivables	793	3,680	3,202
Increase in investment fund redemptions receivable	1,500,000	-0-	-0-
Decrease (increase) in investments in transit	(400,000)	950,000	(871,000)
Increase in trailing commissions payable	528	2,381	8,220
Increase in accounts payable	54,523	-0-	-0-
Increase (decrease) in managed accounts fees payable	(6,456)	73,446	-0-
Increase (decrease) in management, incentive, and administrative fees payable	(37,820)	(66,866)	120,895

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,859,113	2,466,000	(26,604,667)

CASH FLOWS FROM FINANCING ACTIVITES

Capital contributions recevied from members	21,768,956	28,184,695	32,043,680
Membership redemptions	(27,451,648)	(8,875,404)	(5,238,485)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,682,692)	19,309,291	26,805,195

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,176,421	21,775,291	200,528

Cash and cash equivalents at beginning of year	22,861,740	1,086,449	885,921

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,038,161	$22,861,740	$1,086,449

Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At December 31, 2009, 2008, and 2007, the Company had membership redemptions payable of $2,247,341, $988,367, and $778,097, respectively.

At December 31, 2009, 2008, and 2007, the Company had capital contributions received from members in advance of admission date of $1,083,380, $1,783,100, and $2,211,825, respectively.

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

Aspen Partners, Ltd. (the “Managing Member”), acts as the managing member, commodity pool operator, and trading adviser of the Fund. As of December 31, 2009, the Managing Member had approximately $108.8 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”). Aspen Partners, Ltd. is responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee.

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

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

Valuation of Investments in Investment Funds: The Fund values investments in investment funds for which there is no ready market at fair value as determined by the Managing Member.

The valuation of Investment Funds purchased or held by the Fund ordinarily will be based on the value provided most recently to the Managing Member by each Investment Fund which the Managing Member believes to be reliable and which reflects the amount that the Fund might reasonably expect to receive for the position if the Fund’s interest were redeemed at the time of valuation. The Managing Member’s reliance on or consideration of the values of Investment Funds will be based on: (i) due diligence performed prior to making an investment in an Investment Fund; (ii) ongoing due diligence and monitoring; (iii) periodic variation analysis and review by the Fund and/or the Fund’s auditors; and (iv) any other information reasonably available from the market or other third parties.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In certain circumstances, the Managing Member may determine that the value provided by an Investment Fund does not represent the fair value of the Fund’s interests in the Investment Fund. This determination may be based upon, among other things: (i) the absence of transaction activity in interests in a particular Investment Fund; (ii) the imposition by an Investment Fund of extraordinary restrictions on redemptions, including limitations on the percentage of Investment Fund assets that may be redeemed during a certain time period; (iii) a determination by the Managing Member that it would be impracticable to liquidate the Fund’s holdings in a particular Investment Fund; (iv) a conclusion that the Investment Fund’s valuation was based on valuation procedures that do not provide for valuation of underlying securities at market value or fair value as appropriate; (v) actual knowledge (if any) of the value of underlying portfolio holdings; (vi) ongoing due diligence and monitoring that indicates that the valuation provided by the Investment Fund is not reliable, such as significant variations between estimates and final values provided by an Investment Fund or lesser variations that occur on a regular basis with respect to a specific Investment Fund; or (vii) available market data or other relevant circumstances, including unusual or extraordinary circumstances.

In the event that an Investment Fund does not report a month-end value to the Fund on a timely basis, the fair value of the Investment Fund will be based on the most recent value reported by the Investment Fund, as well as any other relevant information available at the time the Fund values its portfolio. In this unusual event, it may be appropriate to consider the factors set forth herein, provided, however, that the Managing Member may not find such factors useful if, among other things, the Investment Fund in question is intended to have low correlation with the overall markets or a particular market (in which case the Managing Member may not have information necessary to determine whether a discount or premium would best reflect such significant events).

Where deemed appropriate by the Managing Member, investments in Investment Funds or illiquid securities may be valued at cost. Cost will be used only when the Managing Member determines that cost best approximates the fair value of the particular position under consideration. For example, cost may not be appropriate when the Fund is aware of similar sales to third parties at materially different prices or in other circumstances where cost may not approximate fair value (which could include situations in which there are no sales to third parties).

Valuation of Investments in Future Contracts: These instruments include Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. Futures Contracts and Currency Forwards are reported at fair value using Level 1 inputs. Investments in Future Contracts further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets.

Investment Income: Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds and interest income. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on the trade date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction, and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

The Fund has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the fiscal year-end December 31, 2009. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are fully insured by the FDIC. Interest bearing deposits are insured up to $250,000. This amount decreased to $100,000 as of January 1, 2010. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the Securities Investor Protection Corporation (“SIPC”) limits as such limits may be amended from time to time.

	Balance as of December 31, 2009	Balance as of December 31, 2008
Cash in bank	$967,947	$380,000
Overnight sweep	-0-	1,054,506
Total cash at Bank of America	967,947	1,434,506
Cash held - managed accounts	25,100,256	21,427,234
Total bank balance	$26,068,203	$22,861,740
FDIC insurance limit	(967,947)	(380,000)
SIPC insurance limit	(500,000)	(500,000)
Collateralized deposits	-0-	(1,054,506)
Uninsured, uncollateralized balance	$24,600,256	$20,927,234

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

Investment Valuations: In accordance with generally accepted accounting principals in the United States (“GAAP”), fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below.

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Level 2 Inputs – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 Inputs – Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Subsequent events: Subsequent events are defined as events or transactions that occur after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions which existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions which did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. GAAP requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. This is consistent with current practice and did not have any impact on the Fund’s financial statements. Subsequent events were evaluated through March 24, 2010, the date in which these financial statements were issued.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At December 31, 2009 and during the year then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Net Gains/(Losses)	Cost Basis	Fair Value	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$(227,778)	$2,983,000	$2,755,222	2.75%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(225,772)	3,094,000	2,868,228	2.86%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	(68,192)	4,314,000	4,245,808	4.23%
APM Hedged Global Commodity Fund, LDC	(573,295)	2,617,335	2,982,802	2.97%
Boronia Diversified Fund (U.S.), LP	(931,965)	13,033,000	14,286,880	14.24%
Discus Fund Ltd. *	243,054	-0-	-0-	0.00%
Discus Feeder Ltd.	18,221	5,986,348	6,004,568	5.98%
Galena Fund Ltd.	(3,043)	2,300,000	2,296,957	2.29%
Global Commodity Systematic LP	144,947	3,686,932	4,413,960	4.40%
HFR MF Diversified Select Master Trust *	(1,122,923)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(2,677,670)	11,202,305	12,385,576	12.34%
Millburn Commodity Fund LP	(152,545)	2,983,000	2,830,455	2.82%
MMT Energy Fund	(212,084)	1,580,000	1,367,916	1.36%
Robeco Transtrend Diversified Fund LLC	(1,367,183)	9,600,000	9,635,241	9.60%
Sparta Commodities US Feeder Fund LLC	147,988	2,216,000	2,363,988	2.36%
Winton Futures Fund	(12,885)	6,811,469	6,887,115	6.87%

Total Investment Funds	(7,021,125)	72,407,389	75,324,716	75.07%

Futures contracts, net	(82,441)	-0-	51,890	0.05%

TOTAL	$(7,103,566)	$72,407,389	75,376,606	75.12%

Other assets, less liabilities			23,466,379	24.88%

Net assets			$100,342,985	100.00%

* Fund shares were fully disposed of during 2009.

At December 31, 2009, the fair value measurements were as follows:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$75,324,716	$-0-
Unrealized gains in futures contracts, net	51,890	$-0-	$-0-
	$51,890	$75,324,716	$-0-

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2009, and during the year then ended, the Fund’s investments in investment funds and net losses by investment objective, as a percentage of total, investments were as follows:

Investment Objective	Net Losses	Cost Basis	Fair Value	% of Total
Diversified Long-Term Trend Follower	$(3,813,478)	$18,013,775	$19,272,691	25.59%
Diversified Medium-Term Trend Follower	(1,367,184)	9,600,000	9,635,241	12.79%
Diversified Short-Term Trend Follower	(670,690)	19,019,347	20,291,448	26.94%
Physical Commodity Specialist	(1,169,773)	25,774,267	26,125,336	34.68%
	$(7,021,125)	$72,407,389	$75,324,716	100.00%

At December 31, 2009, and during the year then ended, the Fund’s investments in investment funds and net gains (losses) by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains/(Losses)	Cost Basis	Fair Value	% of Total
United States	$(5,371,055)	$59,923,706	$62,672,473	83.20%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	(1,650,070)	12,483,683	12,652,243	16.80%
	$(7,021,125)	$72,407,389	$75,324,716	100.00%

As of December 31, 2009 and 2008, the aggregate unrealized appreciation and depreciation of investments was as follows:

Description	2009	2008
Unrealized appreciation	$3,806,741	$19,044,316
Unrealized depreciation	889,414	-0-
	$2,917,327	$19,044,316

At December 31, 2009, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(77,437)
Commodity futures contracts	$129,327
$51,890

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2008 and during the year then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Net Gains/(Losses)	Cost Basis	Fair Value	% of Fund’s Net Assets
Investment Funds:
APM Hedged Global Commodity Fund, LDC	$878,247	$11,600,980	$14,122,097	12.19%
Aspect US Fund LLC *	668,885	-0-	-0-	0.00%
Boronia Diversified Fund (U.S.), LP	531,686	13,033,000	15,218,845	13.13%
Discus Fund Ltd.	447,408	4,545,519	5,343,293	4.61%
FORT Global Contrarian, LP *	(800,266)	-0-	-0-	0.00%
Global Commodity Systematic LP	1,863,631	11,730,000	13,898,324	11.99%
HFR MF Diversified Select Master Trust	2,955,653	14,450,000	20,289,786	17.51%
Man-AHL Diversified II LP	2,921,464	13,034,200	17,163,246	14.81%
Robeco Transtrend Diversified Fund LLC	1,402,424	8,000,000	9,402,424	8.11%
Welton Global Capital Markets Fund, Ltd. *	1,948,536	-0-	-0-	0.00%

Total Investment Funds	12,817,668	76,393,699	95,438,015	82.35%

Futures Contracts, net	97,646	-0-	(22,041)	(0.02%	)

TOTAL	$12,915,314	$76,393,699	95,415,974	82.33%

Other assets, less liabilities			20,460,781	17.67%

Net assets			$115,876,755	100.00%

* Fund shares were fully disposed of during 2008.

At December 31, 2008, the fair value measurements were as follows:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$95,438,015	$-0-
Unrealized loss in futures contracts, net	(22,041)	$-0-	$-0-
	$(22,041)	$95,438,015	$-0-

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

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

At December 31, 2008, and during the year then ended, the Fund’s investments in investment funds and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains	Cost Basis	Fair Value	% of Total
United States	$3,955,936	$45,797,200	$55,682,839	58.34%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	8,959,378	30,596,499	42,755,176	41.66%
	$12,915,314	$76,393,699	$95,438,015	100.00%

At December 31, 2008, and during the year then ended, the Fund’s investments in futures contracts and net unrealized losses by type, were as follows:

Futures Contract Type	Net Unrealized Losses
Foreign exchange contracts	$(7,065)
Commodity futures contracts	$(14,976)
$(22,041)

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2007, and during the year then ended, investments and net realized and unrealized gains on investments consisted of the following:

Investment Funds	Net Gains	Cost Basis	Fair Value	% of Fund’s Net Assets
APM Hedged Global Commodity Fund, LDC	$1,221,929	$6,900,980	$8,543,849	9.94%
Aspect US Fund LLC	676,497	10,838,000	11,984,816	13.94%
Boronia Diversified Fund (U.S.), LP (Grinham)	1,526,578	10,008,000	11,662,159	13.56%
Discus Fund Ltd.	349,612	4,545,519	4,895,885	5.70%
Discus Fund LP *	45,519	-0-	-0-	0.00%
FORT Global Contrarian, LP	212,176	14,248,751	15,393,664	17.91%
Global Commodity Systematic LP	304,694	1,780,000	2,084,694	2.42%
HFR MF Diversified Select Master Trust	2,169,957	13,450,000	16,334,133	19.00%
Man-AHL Diversified II LP	734,941	5,664,200	6,871,782	7.99%
Welton Global Capital Markets Fund, Ltd.	914,499	7,713,000	8,772,594	10.20%

TOTAL	$8,156,402	$75,148,450	86,543,576	100.66%

Other assets, less liabilities			(570,324)	(0.66%	)

Net assets			$85,973,252	100.00%

* Fund shares were fully disposed of during 2007.

At December 31, 2007, and during the year then ended, the Fund’s investments and net gains by investment objective, as a percentage of total investments, were as follows:

Investment Objective	Net Gains	Cost Basis	Fair Value	% of Total
Fixed Income Specialist	$1,221,929	$6,900,980	$8,543,849	9.87%
Diversified Long-Term Trend Follower	4,495,894	37,665,200	43,963,325	50.80%
Diversified Short-Term Trend Follower	1,921,709	14,553,519	16,558,044	19.13%
Contra-Trend	212,176	14,248,751	15,393,664	17.79%
Physical Commodity Specialist	304,694	1,780,000	2,084,694	2.41%
	$8,156,402	$75,148,450	$86,543,576	100.00%

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2007, and during the year then ended, the Fund’s investments and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains	Cost Basis	Fair Value	% of Total
United States	$947,117	$19,912,951	$22,265,446	25.73%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	5,682,707	45,227,499	52,615,971	60.80%
Australia	1,526,578	10,008,000	11,662,159	13.47%
	$8,156,402	$75,148,450	$86,543,576	100.00%

The investment objectives and redemptions permitted for the investment funds in which the Fund was invested as of December 31, 2008 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemptions Permitted
Abraham Commodity Fund LP	Commodity Specialist	Monthly
ADF Trading Company I, LLC (Welton Investment Corporation)	Diversified Long-Term Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA LLC)	Diversified Short-Term Trend Follower	Daily
ADF Trading Company III, LLC (Rosetta Capital Management Inc.)	Commodity Specialist	Daily
AlphaMosaic (US) LLC (Altis – Cell No. 151)	Commodity Specialist	Bi-Monthly
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	Commodity Specialist	Bi-Monthly
APM Hedged Global Commodity Fund, LDC	Commodity Specialist	Quarterly
Boronia Diversified Fund (U.S.) LP	Diversified Short-Term Trend Follower	Monthly
Discus Feeder Ltd.	Diversified Short-Term Trend Follower	Monthly
Galena Fund Ltd.	Commodity Specialist	Monthly
Global Commodity Systematic LP	Commodity Specialist	Annually
Man-AHL Diversified II LP	Diversified Long-Term Trend Follower	Monthly
Millburn Commodity Fund LP	Commodity Specialist	Monthly
MMT Energy Fund	Commodity Specialist	Monthly
Robeco Transtrend Diversified Fund LLC	Diversified Medium-Term Trend Follower	Monthly
Sparta Commodities US Feeder Fund LLC	Commodity Specialist	Monthly
Winton Futures Fund	Diversified Long-Term Trend Follower	Monthly

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

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2009 and 2008.

At December 31, 2009 and 200, the Fund had remitted $1,000,000 and $600,000, respectively, to the investment funds that would not be credited to its respective capital accounts until the first day of the following month. These amounts were recorded as investments in transit

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – NET ASSETS

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

The Fund admits members only on the first day of each month. At December 31, 2009 and 2008, the Fund had received capital contributions of $1,083,380 and $1,783,100, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

During the years ended December 31, 2007, 2008, and 2009, net assets changed as follows:

	Class A	Class B	Class C	Class E	Total
Net asset value at December 31, 2006	$1,321,283	$35,796,542	$-0-	$16,204,793	$53,322,618
Issuance of units	2,349,760	28,465,372	-0-	483,673	31,298,805
Redemption of units	(313,064)	(2,850,229)	-0-	(2,104,296)	(5,267,589)
Net increase from operations	218,451	4,700,656	-0-	1,700,311	6,619,418

Net asset value at December 31, 2007	$3,576,430	$66,112,341	$-0-	$16,284,481	$85,973,252
Issuance of units	4,070,200	22,790,821	1,504,331	248,069	28,613,421
Redemption of units	(461,510)	(7,767,000)	-0-	(857,165)	(9,085,675)
Transfer between classes	-0-	(4,372,956)	4,372,956	-0-	-0-
Net increase from operations	471,085	7,613,439	186,043	2,105,190	10,375,757

Net asset value at December 31, 2008	$7,656,205	$84,376,645	$6,063,330	$17,780,575	$115,876,755
Issuance of units	2,650,160	19,198,544	400,000	219,972	22,468,676
Redemption of units	(1,904,431)	(19,157,755)	(4,252,747)	(3,395,689)	(28,710,622)
Net decrease from operations	(820,757)	(6,842,014)	(379,933)	(1,249,120)	(9,291,824)

Net asset value at December 31, 2009	$7,581,177	$77,575,420	$1,830,650	$13,355,738	$100,342,985

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – NET ASSETS – Continued

Unit transactions for the years ended December 31, 2007, 2008 and 2009 were as follows:

	Class A	Class B	Class C	Class E	Total
Units outstanding at December 31, 2006	12,558	322,352	-0-	142,914	477,824
Units issued	22,148	250,405	-0-	3,984	276,537
Units redeemed	(2,864)	(24,996)	-0-	(17,258)	(45,118)
Units outstanding at December 31, 2007	31,842	547,761	-0-	129,640	709,243

Net asset value per unit at December 31, 2007	$112.32	$120.70	$-0-	$125.61

Units outstanding at December 31, 2007	31,842	547,761	-0-	129,640	709,243
Units issued	34,842	178,800	58,904	1,900	274,428
Units redeemed	(3,879)	(94,654)	-0-	(6,235)	(104,768)
Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903

Net asset value per unit at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903
Units issued	23,042	150,104	4,133	1,612	178,891
Units redeemed	(16,697)	(148,754)	(43,771)	(25,341)	(234,563)
Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231

Net asset value per unit at December 31, 2009	$109.66	$122.50	$95.03	$131.49

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

	Class A	Class B	Class C	Class D	Class E
Management fees	1.00%	1.00%	0.75%	1.00%	0.00%
Incentive Fees	10.00%	10.00%	7.50%	10.00%	0.00%
Administrative Fees	0.35%	0.35%	0.05%	0.70%	0.35%

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

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE D – RELATED PARTY TRANSACTIONS – Continued

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined. During the years ended December 31, 2009, 2008 and 2007, the Fund recognized management and incentive fee expenses of $914,851, $1,722,143 and $1,052,688, respectively. There were no incentive fees paid during the year ended December 31, 2009.

At December 31, 2009, 2008, and 2007, the Fund recognized expenses of $503,901, $657,763, and $465,944, respectively, related to certain accounting and administrative services provided by the managing member.

At December 31, 2009 and 2008, accounts payable consisted of $106,235 and $144,055, respectively, related to management fees, incentive fees and administrative fees.

Interests in the Fund are marketed through Frontier Solutions, LLC, a registered Broker/Dealer. As of December 31, 2009, there were no fees paid to Frontier Solutions by the Fund.

NOTE E – FINANCIAL HIGHLIGHTS

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
Financial highlights were as follows for the year ended December 31, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Net realized and unrealized losses on invesments	(7.64)	(8.42)	(6.51)	(8.98)
Interest income	0.00	0.00	0.00	0.00
Total investment loss	(7.64)	(8.42)	(6.51)	(8.98)

Management and incentive fees	(1.15)	(1.27)	(0.74)	-0-
Administrative and other expenses	(3.49)	(1.34)	(0.65)	(1.43)
Total operating expenses	(4.64)	(2.61)	(1.39)	(1.43)

Ending unit value at December 31, 2009	$109.66	$122.50	$95.03	$131.49

	Class A Units	Class B Units	Class C Units	Class E Units
Net investment loss	(6.55% )	(6.53% )	(5.88% )	(6.44%	)
Operating expenses, before incentive fees	(4.05% )	(2.06% )	(1.21% )	(1.02%	)
Operating expenses, after incentive fees	(4.05% )	(2.06% )	(1.21% )	(1.02%	)
Decrease in net assets	(10.60% )	(8.58% )	(7.10% )	(7.46%	)
Total return	(10.07% )	(8.26% )	(7.68% )	(7.34%	)
Loss per unit	$(12.28)	$(10.97)	$(13.03)	$(10.19)

The portfolio turnover rate for the year ended December 31, 2009 was 39.56%.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2008:

Per unit activity:	Class A Units	Class B Units	Class C Units †	Class E Units
Beginning new unit value at December 31, 2007	$112.32	$120.70	$-0-	$125.61
Initial unit purchase value	-0-	-0-	100.00	-0-

Net realized and unrealized gains on invesments	15.16	16.41	3.97	17.21
Interest income	0.04	0.01	0.04	0.04
Total investment gain	15.20	16.45	3.98	17.25

Management and incentive fees	(2.38)	(2.70)	(0.79)	-0-
Administrative and other expenses	(3.20)	(0.92)	(0.26)	(0.96)
Total operating expenses	(5.58)	(3.62)	(1.05)	(0.96)

Ending unit value at December 31, 2008	$121.94	$133.53	$102.93	$141.90

† Class C units were first issued on April 1, 2008.

	Class A Units	Class B Units	Class C Units	Class E Units
Net investment income	14.48%	12.95%	7.77%	12.83%
Operating expenses, before incentive fees	4.19%	1.82%	1.46%	0.71%
Operating expenses, after incentive fees	5.06%	2.90%	1.87%	0.71%
Increase in net assets	9.42%	10.05%	5.91%	12.11%
Total return	8.56%	10.63%	2.94%	12.97%
Earnings per unit	$11.16	$2.98	$5.81	$6.41

The portfolio turnover rate for the year ended December 31, 2008 was 39.93%.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2007:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class E Units
Beginning new unit value at December 31, 2006	$105.21	$111.05	$0.00	$113.39

Net realized and unrealized gains on invesments	11.74	12.53	0.00	12.92
Interest income	0.07	0.07	0.00	0.07
Total investment gain	11.81	12.60	0.00	12.99

Management and incentive fees	(1.87)	(2.20)	(0.00)	(0.00)
Administrative and other expenses	(2.83)	(0.75)	(0.00)	(0.77)
Total operating expenses	(4.70)	(2.95)	(0.00)	(0.77)

Ending unit value at December 31, 2007	$112.32	$120.70	$0.00	$125.61

	Class A Units	Class B Units	Class C Units	Class E Units
Net investment income	13.56%	12.56%	0.00%	11.05%
Operating expenses, before incentive fees	4.07%	1.81%	0.00%	0.66%
Operating expenses, after incentive fees	4.86%	2.80%	0.00%	0.66%
Increase in net assets	8.70%	9.75%	0.00%	10.40%
Total return	6.76%	8.69%	0.00%	10.78%
Earnings per unit	$9.25	$11.02	$0.00	$12.07

The portfolio turnover rate for the year ended December 31, 2007 was 0.00%.

NOTE F – SUBSEQUENT EVENTS

During the period from January 1, 2009 through March 24, 2009, the Fund received additional capital contributions of $9,170,518, and members requested redemptions of $7,123,386.

Return to Main Table of Contents

Return to Financial Statements Table of Contents

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE G – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2009.

	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008	2nd Qtr 2008	1st Qtr 2008
Total investment income (loss)	$(2,171,974)	$842,212	$(1,733,242)	$(4,039,909)	$10,293,315	$(8,874,313)	$3,275,464	$8,254,246
Total expenses	(525,546)	(570,070)	(568,776)	(524,519)	(522,478)	(428,840)	(512,144)	(1,109,493)
Net increase (decrease) in net assets	$(2,697,520)	$272,142	$(2,302,018)	$(4,564,428)	$9,770,837	$(9,303,153)	$2,763,320	$7,144,753

Net increase (decrease) in net assets per weighted average unit:

Class A	$(3.34)	$(0.27)	$(3.04)	$(5.56)	$9.66	$(10.58)	$2.57	$8.19
Class B	$(3.23)	$0.31	$(2.69)	$(5.30)	$11.13	$(11.05)	$3.52	$9.46
Class C	$(2.35)	$0.29	$(1.93)	(4.01)	$8.71	$(8.29)	$2.60	N/A
Class E	$(3.10)	$0.64	$(2.52)	$(5.41)	$12.15	$(11.43)	$3.96	$11.57

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of December 31, 2009, the Fund’s disclosure controls are effective.

Management’s Report on Internal Control over Financial Reporting. The Managing Member of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Member has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Member has concluded that, as of December 31, 2009, the Fund’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in the Fund’s internal control over financial reporting in the twelve months ended December 31, 2009 that have materially affected or is reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

The principals and executive officers of the Managing Member are Kenneth E. Banwart, William Ware Bush, Bryan R. Fisher, Adam Langley and Deborah Terry.

Kenneth E. Banwart, born in 1942, Managing Partner of the Managing Member and President of Frontier Solutions, LLC, a wholly-owned broker/dealer subsidiary of the Managing Member. He has over 30 years’ experience in the selection and management of a wide range of alternative investments.

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

Adam Langley, CRCP, born in 1967, oversees all aspects related to regulatory matters and compliance of the Fund and Managing Member as Chief Compliance Officer. He joined the Managing Member in 2004 and has been responsible for various accounting and operational functions. Mr. Langley holds the Certified Regulatory and Compliance Professional (CRCP) designation granted by the Financial Industry Regulatory Authority (FINRA). Mr. Langley has been registered as a Principal of Aspen Partners with the CFTC since April 16, 2009.

Prior to joining the Managing Member, Mr. Langley served as Executive Director of a non-profit organization where he oversaw risk management, real estate, legal matters, and government relations among other duties. Previously he worked for Delta Air Lines in sales and was a part of the company’s disaster response team.

Mr. Langley holds a B.B.A. in Management from the University of West Georgia.

Deborah Terry, CPA, is the Chief Financial Officer of the Managing Member. Ms. Terry joined Aspen Partners in 2007. She is responsible for all aspects of the accounting, financial reporting and internal controls of the firm.

Ms. Terry has over twenty years of accounting experience in both private industry and public accounting. She has provided accounting and advisory services to businesses in a variety of industries including: financial services, construction, land development, real estate sales and rental, manufacturing, retail, and service industries.

Ms. Terry is a CPA licensed in the state of Georgia and a member of the Georgia Society of CPAs and the American Institute of Certified Public Accountants. She received her Bachelor of Science degree in Accounting from Boston University and her MBA in Finance from Kennesaw State University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners.

As of December 31, 2009, there were no beneficial owners who owned more than five percent (5%) of the outstanding Units of the Fund.

(b)	Security ownership of management.

As of December 31, 2009, management and principals of the Managing Member own interests in the Fund as presented below.

Title of Class	Name of Beneficial Owner	Anount and Nature of Beneficial Ownership	Percentage of Class
Class E	Aspen Partners, Ltd. *	1,570.63 Units	1.55%
Class E	Kenneth E. Banwart	1,154.21 Units	1.14%

* Kenneth E. Banwart, William Ware Bush and Bryan R. Fisher control the voting and dispositive powers over the Units held by Aspen Partners, Ltd.

(c)	Changes in Control.

There are no arrangements, known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons.

The Managing Member manages and conducts the business of the Fund. The Managing Member receives management, incentive and other fees from the Fund.

For the years ended December 31, 2006, 2007, 2008, and 2009 the Managing Member received from the Fund:

	2009	2008	2007	2006	2005
Management fees	$914,851	$855,545	$554,165	$148,625	$1,522
Administrative fees	$503,901	$657,763	$465,944	$198,792	$40,876
Incentive fees	$-0-	$866,598	$498,523	$51,975	$1,804

(b)	Review, Approval or Ratification of Transactions with Related Persons.

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

The aggregate fees billed to the Fund, and paid by the Managing Member, to the independent registered public accounting firms, Williams Benator & Libby LLP and PMB Helin Donovan LLP, for professional services rendered in connection with the audit of the Fund’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Fund’s Quarterly Reports on Form 10-Q, totaled approximately $82,000 and $87,000 for the fiscal years 2009 and 2008 respectively.

(b)	Audit-Related Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Fund’s financial statements that are not already reported in the paragraph immediately above for the years 2009 and 2008 respectively.

(c)	Tax Fees.

The aggregate fees billed to the Fund, and paid by the Managing Member, by Williams Benator & Libby LLP for professional services rendered for tax compliance totaled approximately $13,500 and $10,800 for the years 2009 and 2008, respectively. These services included review of the Fund’s domestic tax compliance information. There were no other professional services for tax compliance work in 2009 or 2008.

(d)	All Other Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for products and services other than as set forth above for the years 2009 and 2008.

(e)	Engagement of the Independent Registered Public Accounting Firm.

The Managing Member was responsible for engaging Williams Benator & Libby LLP to audit the Fund’s financial statements for 2007, 2006 and 2005. The Managing Member was responsible for engaging PMB Helin Donovan LLP to audit the Fund’s financial statements for 2008 and 2009. The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of Williams Benator & Libby LLP and PMB Helin Donovan LLP were contracted.

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

10.2	Form Selling Agent Agreement, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

10.3	Investment Advisory Agreement and Discretionary Trading Authorization between Welton Investment Corporation and ADF Trading Company I, LLC dated December 1, 2008, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q/A filed on June 2, 2009. *

10.4	Trading Advisory Agreement between the Thor Asset Management USA, LLC (now known as Systematic Alpha Management USA LLC) and ADF Trading Company II, LLC dated December 1, 2008, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q/A filed on June 2, 2009. *

10.5	Trading Advisory Agreement between Rosetta Capital Management, Inc. and ADF Trading Company III, LLC dated April 1, 2009, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on August 14 2009. *

14	Code of Ethics of the Managing Member, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 16, 2009.

31.1	Certification of the Managing Director of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2010.

31.2
Certification of the Senior Vice President & Chief Compliance Officer of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2010.

31.3	Certification of the Chief Financial Officer of the Managing Member Pursuant to Rule13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2010.

32.1	Certification of the Managing Director of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

32.2
Certification of the Senior Vice President & Chief Compliance Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

32.3	Certification of the Chief Financial Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2010.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Director

/s/ Adam Langley
Adam Langley
Senior Vice President & Chief Compliance Officer

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer