Form 10-Q
period 2010-03-31
Aspen Diversified Fund LLC
filed 2010-05-14
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities

	Unaudited March 31, 2010	December 31, 2009
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $76,712,438 and $72,407,389 at March 31, 2010 and December 31, 2009, respectively)	$80,081,542	$75,324,716
Unrealized gain on futures contracts–at fair value–Note B	3,078,205	2,300,141
Total investments	83,159,747	77,624,857
Cash and cash equivalents	21,558,600	26,038,161
Investments in transit	4,200,000	1,500,000
Investment Funds redemptions receivable	1,050,000	1,000,000

TOTAL ASSETS	$109,968,347	$106,163,018

LIABILITIES AND NET ASSETS

LIABILITIES

Unrealized loss on futures contracts–at fair value–Note B	$2,719,299	$2,248,251
Commissions payable	30,091	13,313
Management, incentive and administrative fees payable–Note D	104,026	106,235
Managed accounts fees payable	59,929	66,990
Accrued operating expenses	53,943	54,523
Membership redemptions payable	2,231,321	2,247,341
Capital contributions received in advance of admission date	1,410,312	1,083,380

TOTAL LIABILITIES	6,608,921	5,820,033

NET ASSETS–Note C	103,359,426	100,342,985

TOTAL LIABILITIES AND NET ASSETS	$109,968,347	$106,163,018

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
INVESTMENT INCOME (LOSS)

Realized and unrealized gain (loss) on investments–Note B
Realized gain on investments	$131,757	$3,187,811
Unrealized gain (loss) on investments	758,709	(7,228,217)
Net realized and unrealized gain (loss) on investments	890,466	(4,040,406)
Interest income	-0-	497

TOTAL INVESTMENT INCOME (LOSS)	890,466	(4,039,909)

OPERATING EXPENSES–Note D

Management and incentive fees	223,290	234,625
Administrative fees	88,741	177,637
Managed account fees	125,123	70,178
Miscellaneous operating expenses	40,442	2,167
Commissions expense	55,297	39,912

TOTAL OPERATING EXPENSES	532,893	524,519

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$357,573	$(4,564,428)

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Net assets at beginning of period	$100,342,985	$115,876,755

Capital contributions	9,715,813	6,815,240

Redemptions	(7,056,945)	(11,410,652)

Net increase (decrease) from operations	357,573	(4,564,428)

NET ASSETS AT END OF PERIOD	$103,359,426	$106,716,915

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$357,5732	$(4,564,428)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash used in operating activities:
Increase in investments in investment funds	(9,000,000)	(1,000,000)
Redemptions from investments in investment funds	4,826,624	20,053,613
Realized gain	(131,757)	(3,187,811)
Unrealized (gain) loss	(758,709)	7,228,217
Decrease (increase) in investment fund redemptions receivable	450,000	(14,655,260)
Decrease in interest income receivable	-0-	609
Increase in investments in transit	(3,200,000)	(6,222,000)
Increase in commissions payable	16,779	974
Decrease in accrued operating expenses	(580)	-0-
Decrease in managed accounts fees payable	(7,061)	-0-
Decrease in management, incentive and administrative fees payable	(2,209)	(36,840)

NET CASH USED IN OPERATING ACTIVITIES	(7,449,340)	(2,382,926)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	10,042,744	8,104,620
Membership redemptions	(7,072,965)	(10,889,320)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,969,779	(2,784,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,479,561)	(5,167,626)

Cash and cash equivalents at beginning of period	26,038,161	22,861,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,558,600	$17,694,114

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

See notes to financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31, 2010 and 2009, the Fund had membership redemptions payable of $2,231,321 and $1,509,698, and contributions received in advance of admission date of $1,410,312 and $3,072,480, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of March 31, 2010, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of- funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Valuation of Investments in Investment Funds:  The Fund values investments in investment funds for which there is no ready market at fair value as determined by Aspen Partners, Ltd. (the “Managing Member”).

The valuation of Investment Funds purchased or held by the Fund ordinarily are based on the value provided most recently to the Managing Member by each Investment Fund, which the Managing Member believes to be reliable and which reflects the amount that the Fund might reasonably expect to receive for the position if the Fund’s interest were redeemed at the time of valuation. The Managing Member’s reliance on or consideration of the values of Investment Funds will be based on: (i) due diligence performed prior to making an investment in an Investment Fund; (ii) ongoing due diligence and monitoring; (iii) periodic variation analysis and review by the Fund and/or the Fund’s auditors; and (iv) any other information reasonably available from the market or other third parties.

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

Where deemed appropriate by the Managing Member, investments in Investment Funds or illiquid securities may be valued at cost. Cost is used only when the Managing Member determines that cost best approximates the fair value of the particular position under consideration. For example, cost may not be appropriate when the Fund is aware of similar sales to third parties at materially different prices or in other circumstances where cost may not approximate fair value (which could include situations in which there are no sales to third parties).

Valuation of Investments in Futures Contracts:  These instruments include Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on commodities exchanges with quoted pricing for corroboration. Futures Contracts and Currency Forwards are reported at fair value using Level 1 inputs. Investments in Futures Contracts further include Open Trade Equity that are quoted prices for identical or similar assets that are not traded on active markets.

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

Income Taxes:  No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction, and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended March 31, 2010. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

The Fund has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the most recent fiscal year-end. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The amount of the coverage currently is expected to decrease to $100,000 as of January 1, 2013. The Fund has established managed accounts to be traded by certain foreign exchange and CTAs on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the Securities Investor Protection Corporation (SIPC) limits as may be amended from time to time.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of March 31, 2010	Balance as of March 31, 2009
Cash in bank	$890,129	$967,947
Cash held in managed accounts	20,744,695	25,100,256
Total bank balance	21,634,824	26,068,203
FDIC insurance limit	(250,000)	(967,947)
SIPC insurance limit	(500,000)	(500,000)
Uninsured, uncollateralized balance	$20,884,824	24,600,256

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

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At March 31, 2010 and during the three months then ended investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

	Gains/(Losses) for the three months ended March 31, 2010	Cost Basis as of March 31, 2010	Fair Value as of March 31, 2010	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$(105,742)	$2,983,000	$2,649,480	2.56%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(64,727)	3,094,000	2,803,501	2.71%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	(26,900)	3,597,622	3,518,9080	3.41%
APM Hedged Global Commodity Fund, LDC	(120,553)	2,617,335	2,862,249	2.77%
Boronia Diversified Fund (U.S.), LP	2,492	9,416,325	10,289,372	9.96%
Coolmore Partners LP	41,767	1,750,000	1,791,767	1.73%
Discus Feeder Ltd.	103,770	5,986,347	6,108,338	5.91%
Galena Fund Ltd.	19,771	2,300,000	2,316,728	2.24%
Global Commodity Systematic LP	(77,088)	3,686,932	4,336,873	4.20%
Graham Global Investments Fund Ltd.	311,211	5,000,000	5,311,211	5.14%
LD Commodities Alpha Fund LP	2,425	2,250,000	2,252,425	2.18%
Man-AHL Diversified II LP	446,289	11,202,305	12,831,865	12.42%
Millburn Commodity Fund LP	54,533	2,621,103	2,534,988	2.45%
MMT Energy Fund	(32,436)	1,580,000	1,335,480	1.29%
Robeco Transtrend Diversified Fund LLC	209,185	9,600,000	9,844,425	9.52%
Sparta Commodities US Feeder Fund LLC	(226,151)	2,216,000	2,137,837	2.07%
Winton Futures Fund	268,980	6,811,469	7,156,095	6.92%

Total Investment Funds	$806,826	$76,712,438	$80,081,542	77.48%

Futures contracts, net	83,640	-0-	358,906	0.35%

Total	$890,466	76,712,438	$80,440,448	77.83%

Other assets, less liabilities			22,918,978	22.17%

Net assets			$103,359,426	100.00%

At March 31, 2010 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$80,081,542	$-0-
Unrealized gain on futures contracts, net	358,906	$-0-	$-0-
Total	$358,906	$80,081,542	$-0-

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At March 31, 2010, and during the three months then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$98,655
Commodity futures contracts	260,251
Total	$358,906

At December 31, 2009 and during the three months ended March 31, 2009, investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

	Gains/(Losses) for the three months ended March 31, 2009	Cost Basis as of December 31, 2009	Fair Value as of December 31, 2009	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$-0-	$2,983,000	$2,755,222	2.75%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	-0-	3,094,000	2,868,228	2.86%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	-0-	4,314,000	4,245,808	4.23%
APM Hedged Global Commodity Fund, LDC	(636,933)	2,617,335	2,982,802	2.97%
Boronia Diversified Fund (U.S.), LP	(858,667)	13,033,000	14,286,880	14.24%
Discus Fund Ltd. *	243,054	-0-	-0-	0.00%
Discus Feeder Ltd.	(7,548)	5,986,348	6,004,568	5.98%
Galena Fund Ltd.	-0-	2,300,000	2,296,957	2.29%
Global Commodity Systematic LP	(262,528)	3,686,932	4,413,960	4.40%
HFR MF Diversified Select Master Trust *	(193,281)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(1,229,796)	11,202,305	12,385,576	12.34%
Millburn Commodity Fund LP	-0-	2,983,000	2,830,455	2.82%
MMT Energy Fund	-0-	1,580,000	1,367,916	1.36%
Robeco Transtrend Diversified Fund LLC	(352,319)	9,600,000	9,635,241	9.60%
Sparta Commodities US Feeder Fund LLC	-0-	2,216,000	2,363,988	2.36%
Winton Futures Fund	-0-	6,811,469	6,887,115	6.87%

Total Investment Funds	(3,298,018)	72,407,389	75,324,716	75.07%

Futures contracts, net	(742,388)	-0-	51,890	0.05%

TOTAL	$(4,040,406)	$72,407,389	75,376,606	75.12%

Other assets, less liabilities			24,966,379	24.88%

Net assets			$100,342,985	100.00%

* Fund shares were fully disposed of during 2009.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2009 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$75,324,716	$-0-
Unrealized gain on futures contracts, net	51,890	$-0-	$-0-
Total	$51,890	$75,324,716	$-0-

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of March 31, 2010 were as follows:

Investment Funds and Managed Accounts	Investment Objective	Redemptions Permitted
Abraham Commodity Fund LP	Commodity Specialist	Monthly
ADF Trading Company I, LLC (Welton Investment Corporation)	Long-Term Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Management LLC)	Short-Term Trend Follower	Daily
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)	Commodity Specialist	Daily
AlphaMosaic (US) LLC (Altis – Cell No. 151)	Commodity Specialist	Bi-Monthly
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	Commodity Specialist	Bi-Monthly
APM Hedged Global Commodity Fund, LDC	Commodity Specialist	Quarterly
Boronia Diversified Fund (U.S.), LP	Short-Term Trend Follower	Monthly
Coolmore Partners LP	Commodity Specialist	Monthly
Discus Feeder Ltd.	Short-Term Trend Follower	Monthly
Galena Fund Ltd.	Commodity Specialist	Monthly
Global Commodity Systematic LP	Commodity Specialist	Annually
Graham Global Investment Fund	Long-Term Trend Follower	Monthly
LD Commodities Alpha Fund LP	Commodity Specialist	Monthly
Man-AHL Diversified II LP	Long-Term Trend Follower	Monthly
Millburn Commodity Fund LP	Commodity Specialist	Monthly
MMT Energy Fund	Commodity Specialist	Monthly
Robeco Transtrend Diversified Fund LLC	Medium-Term Trend Follower	Monthly
Sparta Commodities US Feeder Fund LLC	Commodity Specialist	Monthly
Winton Futures Fund	Long-Term Trend Follower	Monthly

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

These Investment Funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts, and foreign currency transactions. The funds are exposed to both market risks – the risk arising from changes in the market value of the contracts – and credit risk – the risk of failure by another party to perform according to the terms of a contract. Furthermore, certain of the Investment Funds include restrictions as to the minimum amount of time that an investor must remain invested in the Investment Fund.

Management is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, the Fund had remitted $1,050,000 and $1,000,000, respectively, to Investment Funds that will not be credited to its respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits and net losses, and expenses attributable to each class are allocated to the members holding units of each class in proportion to their respective capital accounts.

Each member may withdraw all or any portion of his capital account as of the end of each calendar month, provided that the withdrawing member gives at least ten days prior written notice.

The Fund admits members only on the first day of each month. At March 31, 2010 and December 31, 2009, the Fund had received capital contributions of $1,410,312 and $1,083,380, respectively, that were credited to the members’ capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE D – RELATED PARTY TRANSACTIONS – Continued

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark. During the three months ended March 31, 2010 and 2009, the Fund recognized management and incentive fee expenses of $223,290 and $243,625, respectively. There were no incentive fees incurred during the quarter ended March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Fund recognized administrative fee expenses of $88,741 and $177,637, respectively.

At March 31, 2010 and December 31, 2009, accounts payable consisted of $104,026 and $106,235, respectively, related to management fees, incentive fees and administrative fees.

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended March 31, 2010

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net gain from investments in investment funds	0.84	0.95	0.74	N/A	1.03
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment gain	0.84	0.95	0.74	N/A	1.03

Management & incentive fees	(0.27)	(0.30)	(0.18)	N/A	0.00
Administrative fees	(0.09)	(0.11)	(0.01)	N/A	(0.11)
Other expenses	(0.69)	(0.19)	(0.13)	N/A	(0.23)
Total operating expenses	(1.05)	(0.60)	(0.32)	N/A	(0.34)

Ending unit value at March 31, 2010	$109.45	$122.85	$95.44	N/A	$132.18

† Class D units had not yet been issued as of March 31, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	2.32%		0.72%		0.18%		N/A	0.74%
Operating expenses	(1.08%	)	(0.50%	)	(0.33%	)	N/A	(0.26%	)
Net income (loss)	1.24%		0.22%		(0.15%	)	N/A	0.48%
Total return	(0.20%	)	0.29%		0.44%		N/A	0.53%

The portfolio turnover rate for the quarter ended March 31, 2010 was 5.33%.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the three months ended March 31, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(4.34)	(4.78)	(3.69)	N/A	(5.09)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(4.34)	(4.78)	(3.69)	N/A	(5.09)

Management & incentive fees	(0.30)	(0.33)	(0.19)	N/A	0.00
Administrative fees	(0.20)	(0.22)	(0.06)	N/A	(0.23)
Other expenses	(0.68)	(0.09)	0.00	N/A	0.00
Total operating expenses	(1.18)	(0.64)	(0.25)	N/A	(0.23)

Ending unit value at March 31, 2009	$116.41	$128.11	$98.92	N/A	$136.49

† Class D Units had not yet been issued as of March 31, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(3.65%	)	(3.55%	)	(3.63%	)	N/A	(3.63%	)
Operating expenses	(0.99%	)	(0.48%	)	(0.32%	)	N/A	(0.23%	)
Net loss	(4.64%	)	(4.03%	)	(3.95%	)	N/A	(3.86%	)
Total return	(4.54%	)	(4.05%	)	(3.89%	)	N/A	(3.81%	)

The portfolio turnover rate for the quarter ended March 31, 2009 was 1.77%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.   There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way. The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to annually. The Fund maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by members. Redemption requests could be delayed due to liquidity constraints of Investee Pools. Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were positive during the three months ended March 31, 2010. The Fund’s performance coupled with ongoing operating expenses resulted in a total positive 0.27% return for the overall Fund for the three months ended March 31, 2010. The returns per class were as follows: (0.20%) for Class A units; 0.29% for Class B units; 0.44% for Class C units; and 0.53% for Class E units. Comparative performance for the three months ended December 31, 2009 resulted in negative returns per class of (3.04%) for Class A units, (2.56%) for Class B units, (2.41%) for Class C units; and (2.32%) for Class E units. Comparative performance for the three months ended March 31, 2009 resulted in negative returns of (4.54%) for Class A Units, (4.05%) for Class B Units, (3.89%) for Class C Units, and (3.81%) for Class E Units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class.

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

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A.  Risk Factors” of the Fund’s Form 10-K, filed on March 31, 2010, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of March 31, 2010	% of Total
Abraham Commodity Fund LP	$2,649,479	2.55%
ADF Trading Company I, LLC (Welton Investment Corporation)†	12,860,112	12.36%
ADF Trading Company II, LLC (Systematic Alpha Management, LLC)†	10,623,041	10.21%
ADF Trading Company III, LLC (Rosetta Capital Management, Inc.)†	470,450	0.45%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	2,803,501	2.69%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	3,518,908	3.38%
APM Hedged Global Commodity Fund, LDC	2,862,249	2.75%
Boronia Diversified Fund (U.S.), LP	10,289,372	9.89%
Coolmore Partners LP	1,791,767	1.72%
Discus Feeder Ltd.	6,108,338	5.87%
Galena Fund Ltd.	2,316,728	2.23%
Global Commodity Systematic LP	4,336,873	4.17%
Graham Global Investment Fund Ltd.	5,311,211	5.11%
LD Commodities Alpha Fund LP	2,252,425	2.17%
Man-AHL Diversified II LP	12,831,865	12.33%
Millburn Commodity Fund LP	2,534,988	2.44%
MMT Energy Fund	1,335,480	1.28%
Robeco Transtrend Diversified Fund LLC	9,844,425	9.46%
Sparta Commodities US Feeder Fund LLC	2,137,837	2.06%
Winton Futures Fund	7,156,095	6.88%
TOTAL	$104,035,144	100.00%

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Senior Vice President (principal executive officer) and the Chief Financial Officer (principal financial officer) of the Fund’s managing member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of March 31, 2010, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.   There have been no significant changes in the Fund's internal control over financial reporting in the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2010 through March 31, 2010, a total of 87,042 units were sold for the aggregate net subscription amount of $9,722,813. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”). Details of the sale of the interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2010	Class A	$50,000	455.94	$109.66
01/01/2010	Class B	1,381,794	11,279.74	$122.50
02/01/2010	Class A	4,849,000	45,334.68	$106.96
02/01/2010	Class B	881,034	7,361.43	$119.68
03/01/2010	Class A	1,208,000	11,338.07	$106.54
03/01/2010	Class B	1,345,985	11,271.81	$119.41
		$9,715,813	87,041.67

(b)	Underwriters and Other Purchasers.

The units were not publicly offered. Units were sold only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act.

(c)	Consideration.

All units of the Fund were sold for cash as indicated by the Subscription Amount in the table above.

(d)	Exemption from Registration Claimed.

The units were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Managing Partner of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Senior Vice President of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.3	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010
Aspen Diversified Fund LLC

	By:	Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Adam Langley
Adam Langley
Senior Vice President

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer