Form 10-Q
period 2010-06-30
Aspen Diversified Fund LLC
filed 2010-08-16
CIK 1330820

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

4200 Northside Parkway Building 11, Suite 200 Atlanta, Georgia 30327
(Address of principal executive offices) (Zip Code)

(404) 879-5126
(Registrant's telephone number, including area code)

1230 Peachtree Street, N.E. Suite 1750 Atlanta, Georgia 30309
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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION   Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Satements of Assets and Liabilities

	Unaudited June 30, 2010	December 31, 2009
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $75,537,472 and $72,407,389 at June 30 2010 and December 31, 2009, respectively)	$75,539,235	$75,324,716
Unrealized gain on futures contracts–at fair value–Note B	2,128,212	2,300,141
Total investments	77,667,447	77,624,857
Cash and cash equivalents	23,829,799	26,038,161
Investments in transit	2,475,000	1,000,000
Investment fund redemptions receivable	4,000,000	1,500,000

TOTAL ASSETS	$107,972,246	$106,163,018

LIABILITIES AND NET ASSETS

LIABILITIES

Unrealized loss on futures contracts–at fair value–Note B	$1,756,641	$2,248,251
Commissions payable	23,021	13,313
Management, incentive and administrative fees payable–Note D	107,177	106,235
Managed accounts fees payable	43,126	66,990
Accrued operating expenses	35,800	54,523
Membership redemptions payable	1,457,292	2,247,341
Capital contributions received in advance of admission date	1,598,460	1,083,380

TOTAL LIABILITIES	5,021,517	5,820,033

NET ASSETS–Note C	102,950,729	100,342,985

TOTAL LIABILITIES AND NET ASSETS	$107,972,246	$106,163,018

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Operations
(Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
INVESTMENT INCOME (LOSS)

Realized and unrealized gain (loss) on investments–Note B
Realized gain on investments	$1,595,427	$4,127,717	$1,727,184	$7,315,270
Unrealized loss on investments	(2,975,330)	(5,861,115)	(2,216,621)	(13,089,074)
Net realized and unrealized loss on investments	(1,379,903)	(1,733,398)	(489,437)	(5,773,804)
Interest income	-0-	156	-0-	653

TOTAL NET INVESTMENT LOSS	(1,379,903)	(1,733,242)	(489,437)	(5,773,151)

OPERATING EXPENSES–Note D

Management and incentive fees	230,532	227,244	453,822	461,870
Administrative fees	91,223	144,576	179,964	322,213
Managed account fees	123,456	135,693	248,579	205,871
Operating expenses	63,434	22,819	103,876	24,985
Tailing commissions	69,144	38,444	124,441	78,356

TOTAL OPERATING EXPENSES	577,789	568,776	1,110,682	1,093,295

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,957,692)	$(2,302,018)	$(1,600,119)	$(6,866,446)

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Changes in Net Assets
(Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Net assets at beginning of period	$100,342,985	$115,876,755

Capital contributions	14,489,956	12,122,887

Redemptions	(10,282,093)	(13,903,329)

Net decrease from operations	(1,600,119)	(6,866,446)

NET ASSETS AT END OF PERIOD	$102,950,729	$107,229,867

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Cash Flows
(Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets resulting from operations	$(1,600,119)	$(6,866,446)

Adjustments to reconcile net decrease in net assets resulting from operations to cash used in operating activities:
Increase in investments in investment funds	(51,315,576)	(24,156,347)
Redemptions from investments in investment funds	50,291,938	42,995,750
Realized gain	(1,727,184)	(7,315,270)
Unrealized loss	2,216,621)	13,089,074
Decrease in interest receivable	-0-	793
Increase in investments in transit	(1,475,000)	(14,350,000)
Increase in redemptions receivable	(2,500,000)	(12,666,866)
Increase in commissions payable	9,709	99
(Decrease) increase in accrued operating expenses	(18,723)	22,024
Decrease in managed accounts fees payable	(23,864)	(9,122)
Increase (decrease) in management, incentive and administrative fees payable	942	(37,029)

NET CASH USED IN OPERATING ACTIVITIES	(6,141,256)	(9,293,340)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	15,005,036	12,552,537
Membership redemptions	(11,072,142)	(13,856,074)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,932,894	(1,303,537)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,208,362)	(10,596,877)

Cash and cash equivalents at beginning of period	26,038,161	22,861,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,829,799	$12,264,863

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

See notes to financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2010 and 2009, the Fund had membership redemptions payable of $1,457,292 and $1,035,623, and contributions received in advance of admission date of $1,598,460 and $2,212,750, respectively.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of June 30, 2010, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Investment Income:  Investment income includes realized and unrealized gains and losses from the Fund’s investments in Investment Funds, managed accounts and interest income. Gains, losses, income earned and expenses incurred by the Investment Funds are allocated to the Fund based on the Fund’s percentage ownership in each respective fund. Investment transactions are recorded on the trade date.

Income Taxes:  No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between financial statement income and taxable income relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended June 30, 2010. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of June 30, 2010	Balance as of December 31, 2009
Cash in bank	$4,507,373	$967,947
Cash held in managed accounts	19,364,175	25,100,256
Total bank balance	23,871,548	26,068,203
FDIC insurance limit	(250,000)	(967,947)
SIPC insurance limit	(500,000)	(500,000)
Uninsured, uncollateralized balance	$23,121,548	24,600,256

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

Investment Valuations:  In accordance with generally accepted accounting prinicples in the United States (“GAAP”), fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At June 30, 2010 and during the six months then ended investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2010	Cost Basis as of June 30, 2010	Fair Value as of June 30, 2010	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP *	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis – Cell No. 151) *	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River – Cell No. 42) *	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC *	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund LLC	(1,450,330)	33,110,523	31,660,414	30.75%
Boronia Diversified Fund (U.S.), LP	153,097	5,889,517	6,639,977	6.45%
Coolmore Partners LP *	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd.	178,231	5,986,347	6,182,799	6.01%
Galena Fund Ltd. *	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP *	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund Ltd.	83,467	10,000,000	10,083,467	9.79%
LD Commodities Alpha Fund LP *	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP	515,028	4,250,016	4,900,605	4.76%
Millburn Commodity Fund LP *	71,837	-0-	-0-	0.00%
MMT Energy Fund *	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	19,771	10,800,000	10,855,011	10.54%
Sparta Commodities US Feeder Fund LLC *	(299,680)	-0-	-0-	0.00%
Winton Futures Fund	329,847	5,501,069	5,216,962	5.07%

Total Investment Funds	$(807,816)	$75,537,472	$75,539,235	73.37%

Futures contracts, net	318,379	-0-	371,571	0.36%

Total	$(489,437)	75,537,472	$75,910,806	73.73%

Other assets, less liabilities			27,039,923	26.27%

Net assets			$102,950,729	100.00%

* Fund shares were fully disposed of during 2010.

At June 30, 2010 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$75,539,235	$-0-
Unrealized gain on futures contracts, net	371,571	$-0-	$-0-
Total	$371,571	$75,539,235	$-0-

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At June 30, 2010, and during the six months then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$(50,482)
Commodity futures contracts	422,053
Total	$371,571

At December 31, 2009 and during the six months ended June 30, 2009, investments in investment funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2009	Cost Basis as of December 31, 2009	Fair Value as of December 31, 2009	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$25,894	$2,983,000	$2,755,222	2.75%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(45,751)	3,094,000	2,868,228	2.86%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	(77,932)	4,314,000	4,314,000	4.23%
APM Hedged Global Commodity Fund, LDC	(702,113)	2,617,335	2,982,802	2.97%
Boronia Diversified Fund (U.S.), LP	(794,408)	13,033,000	14,286,880	14.24%
Discus Feeder Ltd.	(40,222)	5,986,348	6,004,568	5.98%
Discus Fund Ltd. *	243,055	-0-	-0-	0.00%
Galena Fund Ltd.	-0-	2,300,000	2,296,957	2.29%
Global Commodity Systematic LP *	(60,229)	3,686,932	4,413,960	4.40%
HFR MF Diversified Select Master Trust *	(1,122,920)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(2,281,950)	11,202,305	12,385,576	12.34%
Millburn Commodity Fund LP	(207,389)	2,983,000	2,830,455	2.82%
MMT Energy Fund	(44,175)	1,580,000	1,367,916	1.36%
Robeco Transtrend Diversified Fund LLC	(252,424)	9,600,000	9,635,241	9.60%
Sparta Commodities US Feeder Fund LLC *	25,348	2,216,000	2,363,988	2.36%
Winton Futures Fund	-0-	6,811,469	6,887,115	6.87%

Total Investment Funds	$(5,335,216)	$72,407,389	$75,324,716	75.07%

Futures contracts, net	(438,588)	-0-	51,890	0.05%

Total	$(5,773,804)	72,407,389	$75,376,606	75.12%

Other assets, less liabilities			24,966,379	24.88%

Net assets			$100,342,985	100.00%

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

The investment objectives and redemption policies for the investment funds and managed accounts in which the Fund was invested as of June 30, 2010 were as follows:

Investment Funds and Managed Accounts	Investment Objective	Redemptions Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Long-Term Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Management LLC)	Short-Term Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Commodity Specialist	Daily
Aspen Commodity Long/Short Fund LLC	Commodity Specialist	Monthly
Boronia Diversified Fund (U.S.), LP	Short-Term Trend Follower	Monthly
Discus Feeder Ltd.	Short-Term Trend Follower	Monthly
Graham Global Investment Fund	Long-Term Trend Follower	Monthly
Man-AHL Diversified II LP	Long-Term Trend Follower	Monthly
Robeco Transtrend Diversified Fund LLC	Medium-Term Trend Follower	Monthly
Winton Futures Fund	Long-Term Trend Follower	Monthly

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

Management is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, the Fund had remitted $2,475,000 and $1,000,000, respectively, to Investment Funds that will not be credited to its respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

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

The Fund admits members only on the first day of each month. At June 30, 2010 and December 31, 2009, the Fund had received capital contributions of $1,598,460 and $1,083,380, respectively, that were credited to the members’ capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark. During the six months ended June 30, 2010 and 2009, the Fund recognized management and incentive fee expenses of $453,822 and $461,870, respectively. There were no incentive fees incurred during the six months ended June 30, 2010.

During the six months ended June 30, 2010 and 2009, the Fund recognized administrative fee expenses of $179,964 and $322,213, respectively.

At June 30, 2010 and December 31, 2009, accounts payable consisted of $107,177 and $106,235, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the six months ended June 30, 2010:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net loss from investments in investment funds	(0.57)	(0.64)	(0.50)	N/A	(0.69)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(0.57)	(0.64)	(0.50)	N/A	(0.69)

Management & incentive fees	(0.54)	(0.61)	(0.35)	N/A	0.00
Administrative fees	(0.19)	(0.21)	(0.02)	N/A	(0.23)
Other expenses	(1.43)	(0.41)	(0.30)	N/A	(0.47)
Total operating expenses	(2.16)	(1.23)	(0.67)	N/A	(0.70)

Ending unit value at June 30, 2010	$106.93	$120.63	$93.85	N/A	$130.10

† Class D units had not yet been issued as of June 30, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	0.44%		(0.59%	)	(1.10%	)	N/A	(0.54%	)
Operating expenses	(2.14%	)	(1.02%	)	(0.74%	)	N/A	(0.53%	)
Net loss	(1.70%	)	(1.60%	)	(1.84%	)	N/A	(1.07%	)
Total return	(2.49%	)	(1.53%	)	(1.23%	)	N/A	(1.05%	)

The portfolio turnover rate for the six months ended June 30, 2010 was 51.40%.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the six months ended June 30, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(6.19)	(6.80)	(5.25)	N/A	(7.24)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(6.19)	(6.80)	(5.25)	N/A	(7.24)

Management & incentive fees	(0.59)	(0.65)	(0.38)	N/A	0.00
Administrative fees	(0.36)	(0.39)	(0.11)	N/A	(0.42)
Other expenses	(1.42)	(0.28)	(0.20)	N/A	(0.29)
Total operating expenses	(2.37)	(1.32)	(0.69)	N/A	(0.71)

Ending unit value at June 30, 2009	$113.38	$125.41	$96.99	N/A	$133.95

† Class D units had not yet been issued as of June 30, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(5.28%	)	(5.19%	)	(5.39%	)	N/A	(5.23%	)
Operating expenses	(2.02%	)	(1.01%	)	(0.71%	)	N/A	(0.51%	)
Net loss	(7.30%	)	(6.19%	)	(6.11%	)	N/A	(5.74%	);
Total return	(7.02%	)	(6.08%	)	(5.77%	)	N/A	(5.60%	)

The portfolio turnover rate for the six months ended June 30, 2009 was 19.48%.

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

Results of Operations.  The Fund is a collective investment pool. The net assets of the pool continue to increase as new interests are issued. Performance of the Fund may vary considerably from one period to the next. There are no known trends or uncertainties affecting the results of operations because results vary considerably when compared to results from the same period in previous years.

The collective performance results of the Investment Funds were negative during the six months ended June 30, 2010. The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the six months ended June 30, 2010 of (1.58%). The returns per class were as follows: (2.49%) for Class A units; (1.53%) for Class B units; (1.23%) for Class C units; and (1.05%) for Class E units. Comparative performance for the six months ended June 30, 2009 resulted in negative returns of (7.02%) for Class A Units; (6.08%) for Class B Units; (5.77%) for Class C Units; and (5.60%) for Class E Units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions and the differences in fee structures by class

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2010	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation)†	13,028,324	12.51%
ADF Trading Company II, LLC (Systematic Alpha Management, LLC)†	10,583,741	10.16%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)†	4,973,681	4.78%
Aspen Commodity Long/Short Fund LLC	31,660,414	30.41%
Boronia Diversified Fund (U.S.), LP	6,639,977	6.38%
Discus Feeder Ltd.	6,182,799	5.94%
Graham Global Investment Fund Ltd.	10,083,467	9.68%
Man-AHL Diversified II LP	4,900,605	4.71%
Robeco Transtrend Diversified Fund LLC	10,855,011	10.42%
Winton Futures Fund	5,216,962	5.01%
TOTAL	$104,124,981	100.00%

† ADF Trading Company I, LLC, ADF Trading Company II, LLC, and ADF Trading Company IV, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s managing member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner, Chief Compliance Officer and the Chief Financial Officer of the Fund’s managing member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation they concluded that, as of June 30, 2010, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund’s internal control over financial reporting in the six months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From April 1, 2010 through June 30, 2010, a total of 39,556 units were sold for the aggregate net subscription amount of $4,774,144. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
04/01/2010	Class A	$25,000	228.42	$109.45
04/01/2010	Class B	1,360,312	11,072.60	$122.85
04/01/2010	Class E	25,000	189.13	$132.18
05/01/2010	Class A	473,500	4,293.91	$110.27
05/01/2010	Class B	822,084	6,630.70	$123.98
06/01/2010	Class A	164,513	1,521.93	$108.95
06/01/2010	Class B	1,870,937	15,368.84	$121.74
06/01/2010	Class E	32,798	250.00	$131.196
		$4,774,144	39,555.53

(b)	Underwriters and Other Purchasers.

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

The proceeds from the sale of interests will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s Investee Pools and Portfolio Managers may trade in as many as thirty to over fifty markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1	Trading Advisory Agreement between Blackwater Capital Management, LLC and ADF Trading Company IV, LLC dated June 1, 2010.

31.1	Certification of the Managing Partner of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.3	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer of the Fund’s managing member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 16, 2010

Aspen Diversified Fund LLC

By:	Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Adam Langley
Adam Langley
Chief Compliance Officer

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer