Form 10-Q
period 2010-09-30
Aspen Diversified Fund LLC
filed 2010-11-15
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

☐ Yes ☒ No

-ii-

-iii-

PART I – FINANCIAL INFORMATION   Item 1.  Financial Statements.

Aspen Diversified Fund LLC
Interim Satements of Assets and Liabilities

	Unaudited September 30, 2010	December 31, 2009
ASSETS

Investments in investment funds–at fair value–Note B
(cost: $76,124,094 and $72,407,389 at September 30, 2010 and December 31, 2009, respectively)	$79,047,242	$75,324,716
Unrealized gain on futures contracts–at fair value–Note B	3,572,969	2,300,141
Total investments	82,620,211	77,624,857
Cash and cash equivalents	33,942,179	26,038,161
Investments in transit	-0-	1,000,000
Investment fund redemptions receivable	-0-	1,500,000

TOTAL ASSETS	$116,562,390	$106,163,018

LIABILITIES AND NET ASSETS

LIABILITIES

Unrealized loss on futures contracts–at fair value–Note B	$2,255,354	$2,248,251
Commissions payable	23,125	13,313
Management, incentive and administrative fees payable–Note D	104,531	106,235
Managed accounts fees payable	256,912	66,990
Accrued operating expenses	66,884	54,523
Membership redemptions payable	1,819,985	2,247,341
Capital contributions received in advance of admission date	7,885,600	1,083,380

TOTAL LIABILITIES	12,412,391	5,820,033

NET ASSETS–Note C	104,149,999	100,342,985

TOTAL LIABILITIES AND NET ASSETS	$116,562,390	$106,163,018

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Operations
(Unaudited)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
INVESTMENT INCOME (LOSS)

Realized and unrealized gain (loss) on investments–Note B
Realized gain on investments	$675,103	$108,567	$2,402,287	$7,424,095
Unrealized gain (loss) on investments	3,867,429	733,645	1,650,808	(12,355,687)
Net realized and unrealized gain (loss) on investments	4,542,532	842,212	4,053,095	(4,931,592)
Interest income	-0-	-0-	-0-	653

TOTAL NET INVESTMENT INCOME (LOSS)	4,542,532	842,212	4,053,095	(4,930,939)

OPERATING EXPENSES–Note D

Management and incentive fees	227,054	228,163	680,876	690,032
Administrative fees	89,691	91,455	269,655	413,668
Managed account fees	316,419	151,262	564,998	357,132
Operating expenses	57,664	60,968	161,540	85,953
Tailing commissions	68,935	38,222	193,376	116,578

TOTAL OPERATING EXPENSES	759,763	570,070	1,870,445	1,663,363

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,782,769	$272,142	$2,182,650	$(6,594,302)

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Changes in Net Assets
(Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Net assets at beginning of period	$100,342,985	$115,876,755

Capital contributions	17,205,974	17,707,020

Redemptions	(15,581,610)	(23,334,465)

Net increase (decrease) from operations	2,182,650	(6,594,302)

NET ASSETS AT END OF PERIOD	$104,149,999	$103,655,008

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Satements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$2,182,650	$(6,594,302)

Adjustments to reconcile net decrease in net assets resulting from operations to cash used in operating activities:
Increase in investments in investment funds	(53,790,577)	(39,106,347)
Redemptions from investments in investment funds	52,855,419	51,180,662
Realized gain	(2,402,287)	(7,424,095)
Unrealized (gain) loss	(1,650,808)	12,355,687
Decrease in interest receivable	-0-	793
Decrease (increase) in investments in transit	1,500,000	(1,300,000)
Decrease in redemptions receivable	1,000,000	-0-
Increase in commissions payable	9,813	15
Increase in accrued operating expenses	12,361	44,246
Increase in managed accounts fees payable	189,922	10,051
Decrease in management, incentive and administrative fees payable	(1,703)	(39,811)

NET CASH USED IN OPERATING ACTIVITIES	(95,210)	9,126,899

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	24,008,194	17,713,046
Membership redemptions	(16,008,966)	(23,004,110)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,999,228	(5,291,064)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,904,018	3,835,835

Cash and cash equivalents at beginning of period	26,038,161	22,861,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,942,179	$26,697,575

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 2010 and 2009, the Fund had membership redemptions payable of $1,819,985 and $1,318,722, and contributions received in advance of admission date of $7,885,600 and $1,789,126, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D, and E). As of September 30, 2010, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Fund for the period presented have been included. The following is a description of the more significant of those policies that the Fund follows in preparing its financial statements.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Where deemed appropriate by the Managing Member, investments in Investment Funds or illiquid securities may be valued at cost. Cost is used only when the Managing Member determines that cost best approximates the fair value of the particular position under consideration. For example, cost may not be appropriate when the Fund is aware of similar sales to third parties at materially different prices or in other circumstances where cost may not approximate fair value (which could include situations in which there have been no sales to third parties).

Valuation of Investments in Futures Contracts:  These instruments include open trade equity positions (futures contracts and currency forwards) that are actively traded on commodities exchanges with quoted pricing for corroboration. Futures contracts and currency forwards are reported at fair value using Level 1 inputs, as described in “Investment Valuations” below. Investments in Futures contracts further include open trade equity that are quoted prices for identical or similar assets that are not traded on active markets.

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

Income Taxes:  No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended September 30, 2010. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

The Fund has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the most recent fiscal year-end. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Non-interest bearing demand deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The amount of the coverage currently is expected to decrease to $100,000 as of January 1, 2014. The Fund has established managed accounts to be traded by certain foreign exchange and CTAs on behalf of the Fund. Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are insured to the Securities Investor Protection Corporation (“SIPC”) limits as may be amended from time to time.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of September 30, 2010	Balance as of December 31, 2009
Cash in bank	$12,979,123	$967,947
Cash held in managed accounts	20,999,580	25,100,256
Total bank balance	33,978,703	26,068,203
FDIC insurance limit	(250,000)	(967,947)
SIPC insurance limit	(500,000)	(500,000)
Uninsured, uncollateralized balance	$33,228,703	24,600,256

Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuations:  In accordance with GAAP, fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

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

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the lowest level input that is most significant to the fair value measurement is used.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At September 30, 2010 and during the nine months then ended investments in Investment Funds and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the nine months ended September 30, 2010	Cost Basis as of September 30, 2010	Fair Value as of September 30, 2010	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund LLC	(20,839)	31,965,579	32,014,905	30.74%
Boronia Diversified Fund (U.S.), LP	374,983	5,889,517	6,861,863	6.59%
Coolmore Partners LP	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd.	(228,680)	5,910,605	5,700,447	5.47%
Galena Fund Ltd.	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund Ltd.	569,099	11,807,308	12,369,099	11.88%
LD Commodities Alpha Fund LP	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP	808,029	4,250,016	5,193,605	4.99%
Millburn Commodity Fund LP	71,837	-0-	-0-	0.00%
MMT Energy Fund	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	762,992	10,800,000	11,598,232	11.14%
Sparta Commodities US Feeder Fund LLC	(299,680)	-0-	-0-	0.00%
Winton Futures Fund	421,977	5,501,069	5,309,091	5.09%

Total Investment Funds	$2,050,634	$76,124,094	$79,047,242	75.90%

Futures contracts, net	2,002,461	-0-	1,317,615	1.26%

Total	$4,053,095	76,124,094	$80,364,857	77.16%

Other assets, less liabilities			23,785,142	22.84%

Net assets			$104,149,999	100.00%

At September 30, 2010 the fair value measurements were as follows:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$79,047,242	$-0-
Unrealized gain on futures contracts, net	1,317,615	$-0-	$-0-
Total	$1,317,615	$79,047,242	$-0-

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At September 30, 2010, and during the nine months then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$50,630
Commodity futures contracts	1,266,985
Total	$1,317,615

At December 31, 2009 and during the nine months ended September 30, 2009, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the nine months ended September 30, 2009	Cost Basis as of December 31, 2009	Fair Value as of December 31, 2009	% of Fund’s Net Assets
Investment Funds:
Abraham Commodity Fund LP	$(164,327)	$2,983,000	$2,755,222	2.75%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(114,984)	3,094,000	2,868,228	2.86%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	(26,690)	4,314,000	4,245,808	4.23%
APM Hedged Global Commodity Fund, LDC	(616,043)	2,617,335	2,982,802	2.97%
Boronia Diversified Fund (U.S.), LP	(832,729)	13,033,000	14,286,880	14.24%
Discus Feeder Ltd.	355,615	5,986,348	6,004,568	5.98%
Discus Fund Ltd.	243,055	-0-	-0-	0.00%
Galena Fund Ltd.	64,677	2,300,000	2,296,957	2.29%
Global Commodity Systematic LP	30,845	3,686,932	4,413,960	4.40%
HFR MF Diversified Select Master Trust	(1,122,923)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(1,872,961)	11,202,305	12,385,576	12.34%
Millburn Commodity Fund LP	(161,265)	2,983,000	2,830,455	2.82%
MMT Energy Fund	(141,509)	1,580,000	1,367,916	1.36%
Robeco Transtrend Diversified Fund LLC	(612,885)	9,600,000	9,635,241	9.60%
Sparta Commodities US Feeder Fund LLC	211,184	2,216,000	2,363,988	2.36%
Winton Futures Fund	(18,072)	6,811,469	6,887,115	6.87%

Total Investment Funds	$(4,779,012)	$72,407,389	$75,324,716	75.07%

Futures contracts, net	(152,580)	-0-	51,890	0.05%

Total	$(4,931,592)	72,407,389	$75,376,606	75.12%

Other assets, less liabilities			24,966,379	24.88%

Net assets			$100,342,985	100.00%

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

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of September 30, 2010 were as follows:

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

The Investment Funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts, and foreign currency transactions. The Investment Funds are exposed to both market risks — the risk arising from changes in the market value of the contracts — and credit risk — the risk of failure by another party to perform according to the terms of a contract. Furthermore, certain of the Investment Funds include restrictions as to the minimum amount of time that an investor must remain invested in the Investment Fund.

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, the Fund had remitted $0 and $1,000,000, respectively, to Investment Funds that was not credited to The Fund’s respective capital accounts until the first day of the following month. These amounts have been recorded as investments in transit.

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

The Fund admits members only on the first day of each month. At September 30, 2010 and December 31, 2009, the Fund had received capital contributions of $7,885,600 and $1,083,380, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the Managing Member to dissolve and liquidate the Fund.

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the Managing Member, Aspen Partners, Ltd., which vary by unit class. The annual fee percentages by unit class are as follows:

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end with respect to each CTA). During the nine months ended September 30, 2010 and 2009, the Fund recognized management and incentive fee expenses of $680,876 and $690,032, respectively. There were no incentive fees incurred during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010 and 2009, the Fund recognized administrative fee expenses of $269,655 and $413,668, respectively.

At September 30, 2010 and December 31, 2009, accounts payable consisted of $104,531 and $106,235, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the nine months ended September 30, 2010:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net income from investments in investment funds	4.15	4.70	3.66	N/A	5.08
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment income	4.15	4.70	3.66	N/A	5.08

Management & incentive fees	(0.81)	(0.91)	(0.53)	N/A	0.00
Administrative fees	(0.28)	(0.32)	(0.04)	N/A	(0.34)
Other expenses	(2.33)	(0.85)	(0.62)	N/A	(0.95)
Total operating expenses	(3.42)	(2.08)	(1.19)	N/A	(1.29)

Ending unit value at September 30, 2010	$110.39	$125.12	$97.49	N/A	$135.28

† Class D units had not yet been issued as of September 30, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	5.42%		3.72%		3.13%		N/A	3.70%
Operating expenses	(3.37%	)	(1.71%	)	(1.23%	)	N/A	(0.98%	)
Net income	2.05%		2.02%		1.90%		N/A	2.72%
Total return	0.66%		2.143%		2.60%		N/A	2.88%

The portfolio turnover rate for the nine months ended September 30, 2010 was 54.96%.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the nine months ended September 30, 2009:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units†	Class E Units
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	N/A	$141.90

Net loss from investments in investment funds	(5.31)	(5.83)	(4.50)	N/A	(6.20)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(5.31)	(5.83)	(4.50)	N/A	(6.20)

Management & incentive fees	(0.87)	(0.96)	(0.56)	N/A	0.00
Administrative fees	(0.45)	(0.50)	(0.12)	N/A	(0.53)
Other expenses	(2.21)	(0.52)	(0.38)	N/A	(0.56)
Total operating expenses	(3.53)	(1.98)	(1.06)	N/A	(1.09)

Ending unit value at September 30, 2009	$113.10	$125.72	$97.37	N/A	$134.61

† Class D units had not yet been issued as of September 30, 2009.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(4.54%	)	(4.42%	)	(4.78%	)	N/A	(4.57%	)
Operating expenses	(3.04%	)	(1.55%	)	(1.01%	)	N/A	(0.78%	)
Net loss	(7.58%	)	(5.97%	)	(5.79%	)	N/A	(5.36%	);
Total return	(7.25%	)	(5.85%	)	(5.41%	)	N/A	(5.14%	)

The portfolio turnover rate for the nine months ended September 30, 2009 was 35.22%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way. The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to annually. The Fund maintains a limited cash position, but maintains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members. Redemption requests could be delayed due to liquidity constraints of Investee Pools. Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

Capital Resources.  There are no commitments for capital expenditures as of the end of the latest fiscal period.  Capital invested in the Fund has increased as investors continue to purchase interests in the Fund. The Fund anticipates offering interests on a continuing basis. Each additional investment received increases the total capital available for investment. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations.  The Fund is a collective investment pool. The net assets of the pool continue to increase as new interests are issued. Performance of the Fund may vary considerably from one period to the next. There are no known trends or uncertainties affecting the results of operations because results vary considerably when compared to results from the same period in previous years.

The collective performance results of the Investment Funds were positive during the nine months ended September 30, 2010. The Fund’s performance coupled with ongoing operating expenses resulted in an overall return for the nine months ended September 30, 2010 of 2.05%. The returns per class were as follows: 0.66% for Class A units; 2.14% for Class B units; 2.60% for Class C units; and 2.88% for Class E units. Comparative performance for the nine months ended September 30, 2009 resulted in negative returns of (7.25%) for Class A units; (5.85%) for Class B units; (5.41%) for Class C units; and (5.14%) for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in Investment Funds managed by independent CTAs, or other Portfolio Managers. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s holdings and, consequently, in its earnings and cash flow.  The Fund’s market risk is directly influenced by the market risk inherent in the trading of market sensitive instruments traded by Investment Funds.  Holdings by Investment Funds are influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification of the Investment Funds’ positions and the liquidity of the markets in which they trade.

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A.  Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of September 30, 2010	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation)†	11,916,896	11.01%
ADF Trading Company II, LLC (Systematic Alpha Management, LLC)†	11,067,133	10.23%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)†	6,183,167	5.71%
Aspen Commodity Long/Short Fund LLC	32,014,905	29.59%
Boronia Diversified Fund (U.S.), LP	6,861,863	6.34%
Discus Feeder Ltd.	5,700,447	5.27%
Graham Global Investment Fund Ltd.	12,369,099	11.43%
Man-AHL Diversified II LP	5,193,605	4.80%
Robeco Transtrend Diversified Fund LLC	11,598,232	10.72%
Winton Futures Fund	5,309,091	4.90%
TOTAL	$108,214,438	100.00%

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

The quantitative disclosures above regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner, the Chief Compliance Officer and the Chief Financial Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under of the Exchange Act) as of September 30, 2010. These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner and Chief Financial Officer concluded that, as of September 30, 2010, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no significant changes in the Fund’s internal control over financial reporting in the three months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2010 through September 30, 2010, a total of 22,903 units were sold for the aggregate net subscription amount of $2,716,018. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
07/01/2010	Class A	$302,077	2,824.83	$106.94
07/01/2010	Class B	1,573,356	13,042.92	$120.63
07/01/2010	Class E	74,839	575.23	$130.10
08/01/2010	Class A	75,000	709.65	$105.69
08/01/2010	Class B	569,851	4,772.01	$119.42
08/01/2010	Class E	34,803	270.00	$ 128.90
09/01/2010	Class B	86,092	707.94	$121.61
		$2,716,018	22,902.58

(b)	Underwriters and Other Purchasers.

The units were not publicly offered. Units were sold only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act.

(c)	Consideration.

All units of the Fund were sold for cash as indicated under the heading “Subscription Amount” in the table above.

(d)	Exemption from Registration Claimed.

The units were sold pursuant to Rule 506 of Regulation D under the Securities Act and the sales were exempt from registration under the Securities Act.

(e)	Terms of Conversion or Exercise.

Not applicable.

(f)	Use of Proceeds.

The Fund registered the units on a Registration Statement on Form 10 (Registration No. 000-52544), which was declared effective by the SEC on August 6, 2007. The proceeds from the sale of units will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s Investee Pools and Portfolio Managers may trade in as many as 30 to over 50 markets in the nine following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.3	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 15, 2010

Aspen Diversified Fund LLC

By:	Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Adam Langley
Adam Langley
Chief Compliance Officer

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer