Form 10-K
period 2010-12-31
Aspen Diversified Fund LLC
filed 2011-04-01
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-K

_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period: ____________________ to ____________________

Commission File Number: 000-52544

Aspen Diversified Fund LLC

(Exact Name of Registrant as specified in its Charter)

Delaware	32-0145465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4200 Northside Parkway Building 11, Suite 200 Atlanta, GA 30327
(Address of principal executive offices)

(404) 879-5126
(Telephone Number)

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

As of June 30, 2010, the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $102,605,772.

Documents incorporated by reference: None.

ii

Part I

Part II

Part III

iii

Part I

Item 1. Business.

(a)	General Development of Business.

The Aspen Diversified Fund LLC (the “Fund”) is a limited liability company organized under the laws of Delaware in April 2005. The Fund began investment operations on July 1, 2005.

The Fund’s business is trading a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities. The Fund is organized as a “multi-advisor” commodity pool and invests its assets in other pooled investment vehicles (“Investee Pools”) as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed or traded by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together with CTAs, “Portfolio Managers”).

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

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund. As of December 31, 2010, the Managing Member had approximately $106.7 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

The Fund and the Managing Member maintain their principal business office at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327 and their telephone number is (404) 879-5126.

The Managing Member is responsible for recommending the selection of, investment in and withdrawal from Investment Funds, to the Investment Committee of the Fund (the “Investment Committee”), which consists of principals of the Managing Member. The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so. The Managing Member is also responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee.

Interests in the Fund are marketed through Frontier Solutions, LLC (the “Broker/Dealer”), a Georgia limited liability company which began operations in January 2006. The Broker/Dealer is a wholly-owned subsidiary of the Managing Member and is a registered Broker/Dealer with the Financial Industry Regulatory Authority (“FINRA”). The Broker/Dealer’s office is located at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327 and its telephone number is (404) 879-5126.

(b)	Financial Information about Segments

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

The Managing Member generally invests Fund assets in Investment Funds managed both by Portfolio Managers who are systematic traders and discretionary traders.

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

The Managing Member invests Fund assets in Investment Funds managed both by Portfolio Managers who use technical analysis and fundamental analysis.

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

The Managing Member invests the Fund’s assets in Investment Funds managed by Portfolio Managers who are trend-following or market forecasters with a significant allocation to trend-followers.

Generally, at least 90% of the net assets of the Fund will be invested with Investment Funds who invest in futures markets, options on commodity future contracts, and forward contracts. The Managing Member temporarily may invest the Fund’s available assets in U.S. government securities or “cash equivalent” financial instruments such as certificates of deposit, money market funds or other cash equivalents.

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

Item IA. Risk Factors.

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

In respect of their forward trading, the Investment Funds will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Investment Funds trade. Any failure or refusal to discharge their contractual obligations by the counterparties with which an Investment Fund deals on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Fund’s investment in that Investment Fund to substantial losses. The Portfolio Managers generally deal in the forward markets only with major financial institution counterparties which they consider to be creditworthy. However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Investment Funds’ trading, impacting the Fund’s investments.

Forward trading is largely unregulated. None of the CFTC, NFA, futures exchanges or banking authorities directly regulates forward trading. Because a portion of the Investment Funds’ currency trading takes place in the forward markets, prospective investors must recognize that much of the Fund’s indirect investment activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. Investment Fund deposits with the currency forward counterparties with which a Portfolio Manager trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them. Although the Portfolio Managers deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Investment Fund to the loss of its entire deposit with such counterparty. The forward markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Fund’s investments in Investment Funds.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act will affect the manner in which certain OTC swap transactions are traded and the credit risk associated with such trading. The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

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

Stop-Loss orders may not prevent large losses. Certain of the trading advisors may use stop-loss orders. Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels. No risk control technique can assure that large losses will be avoided.

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

The Fund will incur substantial charges which will reduce profits. The Fund is obligated to pay the Managing Member Management Fees and Administrative Fees regardless of whether the Fund is profitable. In addition, the Managing Member receives, with respect to each Unit, an Incentive Allocation equal to the applicable percentage of New Net Profits earned with respect to such Unit. Stated generally, New Net Profits are based upon the increase in value of each Unit at the end of each month including any unrealized appreciation in open futures, forward and commodity interest positions and positions in Investee Pools. Each Class is also subject to its pro rata share of the management fee, incentive fee and other fees of the Investee Pools.

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

Although the Investment Funds and the Fund are as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products – particularly those managed by systematic, trend-following advisors – to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the Managing Member and the Portfolio Managers, the success of the Fund may be substantially dependent on general market conditions over which the Managing Member and the Portfolio Managers have no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise. The increased use of such techniques could alter trading patterns that the Managing Member and the Portfolio Managers attempt to exploit to the detriment of the Fund.

The Investment Funds and Portfolio Managers may modify their trading methods without approval by or notice to the Managing Member. Modifications may include changes in or substitution of technical trading systems, risk control overlays, money management principles and markets traded and introduction of non-technical factors and methods of analysis and non-trend-following technical systems and methods of analysis. The trading systems to be utilized by the Investment Funds and Portfolio Managers are proprietary and confidential.

There is the potential for a lack of diversification among Portfolio Managers. Although the Managing Member intends to invest the Fund’s capital with a number of Portfolio Managers, it is possible that certain or all of such Portfolio Managers may utilize similar or overlapping investment strategies. Portfolio Managers utilizing similar specialized strategies may hold identical investments. As a result, the Fund may at any time hold a few relatively large (in relation to its capital) investments with the result that a loss in any such position could have a material adverse impact on the Fund’s capital.

Investors in the Fund may not be informed of changes in allocations to Investment Funds. The Managing Member expects from time to time to change the percentage of Fund assets allocated to each Investment Fund. The Fund may not be required, under certain circumstances, to notify Members of changes in allocations. In addition, the Fund will be required to change allocations if it receives additional subscriptions during periods when certain Investment Funds are no longer accepting additional funds (for example, because of capacity restrictions). In that case, the additional capital would either have to be allocated to those Investment Funds (if any) that were accepting additional funds, which would alter the respective percentages of the Fund’s assets allocated to particular Investment Funds, or the Fund would have to place some or all of the additional capital with new Investment Funds or make direct investments. Therefore, the Fund’s success may depend not only on the current Investment Funds and the Managing Member’s ability to allocate Fund assets successfully among those Investment Funds, but also the ability to identify new Portfolio Managers and Investment Funds.

Investing in Investment Funds poses risks of inadequate information and limited liquidity. Although the Managing Member will attempt to monitor the performance of each Investment Fund, the Fund will not receive information regarding the actual investments made by the Investment Funds and must ultimately rely on (i) the CPO and CTA of each Investment Fund to operate in accordance with the investment strategy or the guidelines laid out by the CPO and CTA of the Investment Fund, and (ii) the accuracy of the information provided to the Fund by the CPO and CTA of the Investment Fund. If the CPO and CTA of an Investment Fund does not operate and manage such pool in accordance with the investment strategy or guidelines specified for such pool, or if the information furnished by an Investment Fund is not accurate, the Fund might sustain losses with respect to its investment in such Investment Fund despite the Sub-Advisor’s and the Managing Member’ attempts to monitor such pool.

In addition, Investment Funds may have restrictions in their governing documents that limit the Fund’s ability to withdraw funds from or invest in the pool. The Fund’s ability to withdraw funds from or invest funds in Investment Funds with such restrictions will be limited and such restrictions will limit flexibility to reallocate such assets among Investment Funds or to honor Member redemptions.

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

The Dodd-Frank Act also requires the CFTC to adopt speculative position limits in certain commodities across futures markets. OTC transactions that perform a significant price discovery function and contracts traded on a foreign board of trade having direct market access from the U.S. that settle against the price of futures contracts traded on a U.S. market. Such limits may adversely affect the profitability of the Fund.

Conflicts of interest may exist with other clients of the Portfolio Managers, the Managing Member, and their affiliates. The Portfolio Managers, the Managing Member, and the Investment Committee Members manage futures and forward accounts or Investment Funds other than the Fund, including, possibly, accounts in which the Portfolio Managers, the Managing Member, and the Investment Committee Members, their principals and employees have significant investments. The Portfolio Managers, the Managing Member, and the Investment Committee Members and their affiliates may manage additional accounts in the future. It is possible that such accounts may be in competition with the Fund for the same or similar positions in the futures and forward markets. The Portfolio Managers generally will use similar trading methods for the Fund and all other systematic accounts that the Portfolio Managers and their affiliates manage. The Portfolio Managers will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account. No assurance is given, however, that the results of the Fund’s trading will be similar to that of other accounts concurrently managed by the Portfolio Managers or their affiliates.

An increase in the assets managed by the Portfolio Managers may adversely affect trading strategies and performance. The Portfolio Managers have not agreed to limit the amount of additional equity which they may manage. The rates of return achieved by investment advisors often tend to degrade as assets under management increase. There can be no assurance that the Portfolio Managers’ strategies will not be adversely affected by additional equity, including the Fund’s account, accepted by the Portfolio Managers.

Portfolio Managers and the Managing Member depend on the services of key personnel. Despite the systematic methods used by many of the Portfolio Managers, the Managing Member and the Investment Committee, they are dependent on the services of a limited number of key persons. The loss of any of such persons could make it more difficult for the Portfolio Managers, the Managing Member and the Investment Committee to continue to manage Investment Funds or the Fund.

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

Conflicts of interest are inherent in the operation of the Fund. The Fund will be subject to a number of actual and potential conflicts of interest. Such conflicts may include, among other things, the possibility of the Portfolio Managers, the Managing Member, the Investment Committee, a commodity broker for an Investment Fund or the Fund, or any of their respective affiliates favoring other customer accounts or their own proprietary trading in certain respects over that of the Fund.

Members will not participate in management. Purchasers of Units will not be entitled to participate in the management of the Fund or the conduct of its business.

An investment in the Fund may expose investors to complex tax considerations. An investment in the Fund may present complex tax considerations for investors.

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

Tax deductions are limited. A Member’s ability to claim a current deduction for certain expenses and losses, including capital losses of the Fund, is subject to various limitations.

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

Certain Investment Funds are exempt from registration. The Fund may invest in Investment Funds which operate in a manner so as to exempt the Portfolio Manager from registration as a commodity pool operator pursuant to CFTC Rule 4.13(a)(4). Such exempt Investment Funds are not required to deliver a disclosure document and a certified annual report to participants in the Investment Fund. Therefore, the information regarding such investment will not have the same regulatory oversight as if the Investee Pool were required to register.

Regulation of the Fund is limited. Although the Fund and the Managing Member are subject to regulation by the CFTC, the Fund is not registered under the Investment Company Act of 1940. Investors are, therefore, not accorded the protection provided by such legislation.

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

The Managing Member may have a conflict of interest in rendering advice to the Fund because of other accounts managed or traded by it, including accounts owned by its principals, which may be traded differently from the Fund’s account. The Managing Member, its principals and employees are not prohibited from participating in other business ventures which may compete with the Fund, including serving in similar capacities for other investment funds. Such other activities may prevent the Managing Member, its principals and employees from devoting their full time and attention to the activities of the Fund. The Managing Member may also provide management and investment advisory services to other clients, including investment funds and managed accounts or offshore funds that follow investment programs similar to or different from that of the Fund. The Fund will have no interest in the accounts of such other clients. A number of actual and potential conflicts of interest between the Fund and these clients may exist which include, but are not limited to, those described herein. Conflicts may arise as to the allocation of investment opportunities between the Fund and other entities which the Managing Member manages or advises. Moreover, it is possible that conflicts may arise because the investment position of one investment partnership may at any time be different than that of other clients. Although other accounts may pursue investment objectives that are similar to the Fund, the portfolios of the Fund and such accounts may differ as a result of inflows and outflows of capital being made at different times and in different amounts, as well as because of different tax and regulatory considerations.

The Managing Member, the Fund’s brokers and their respective principals, affiliates and employees may trade in the commodity markets for their own accounts and the accounts of their clients, and in doing so may take positions opposite to those held by the Fund or may be competing with the Fund for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Fund. There are currently no accounts being traded directly or indirectly for the benefit of the Managing Member or its principals and none are contemplated in the immediate future

Because the Managing Member, the Fund’s brokers and their respective affiliates, principals and employees may trade for their own respective accounts at the same time that they are managing the Fund’s account, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other actions – such persons may from time to time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Fund. Moreover, the Managing Member, its affiliates, principals and employees may invest with the same or different Investment Funds and Portfolio Managers as the Fund.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Fund does not own or lease any physical properties. The Fund’s administrative office is located within the office of the Managing Member at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327.

Item 3. Legal Proceedings.

The Fund and the Managing Member are not a party to any material pending legal proceedings.

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

As of December 31, 2010, there were 127,508.67 Class A Units held by 117 investors, 571,813.82 Class B Units held by 686 investors, 10.26 Class C Units held by 1 investor, and 66,537.34 Class E Units held by 119 investors.

(c)	Dividends.

Pursuant to the Limited Liability Company Agreement, the Managing Member has the sole discretion to determine whether distributions (other than withdrawal of Units), if any, will be made to Members. The Fund has never paid any distribution and does not anticipate paying any distributions to Members in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

Not applicable.

(e)	Performance Graph.

Not applicable.

(f)	Securities Sold.

From October 1, 2010 through December 31, 2010, a total of 77,537.60 Units were sold for the aggregate net subscription amount of $9,740,879. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”). Details of the sale of the interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price per Unit
10/01/2010	Class A	$25,000	226.47	$110.39
10/01/ 2010	Class B	7,914,926	63,257.22	$125.12
10/01/2010	Class C	1,000	10.26	$97.49
10/01/2010	Class E	25,000	184.81	$135.27
11/01/2010	Class A	73,252	641.01	$114.28
11/01/2010	Class B	1,315,601	10,140.94	$129.73
11/01/2010	Class E	1,100	7.84	$140.36
12/01/2010	Class A	24,500	220.17	$111.28
12/01/2010	Class B	360,500	2,848.88	$126.54
		$9,740,879	77,537.60

(g)	Underwriters and Other Purchasers.

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

Not appliable.

(k)	Use of Proceeds.

Not applicable.

Item 6. Selected Financial Data.

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The Fund began investment operations on July 1, 2005. The selected historical financial data were derived from the financial statements of the Fund, which were audited by Williams Benator and Libby, LLP for the years ended December 31, 2007 and 2006, and by PMB Helin Donovan, LLP for the years ended December 31, 2010, 2009 and 2008. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.

Aspen Diversified Fund LLC

Statements of Operations Data

For the year ended December 31

	2010	2009	2008	2007	2006
Investment income (loss)
Realized and unrealized gains (losses) on investments
Realized gains on investments	$8,488,214	$7,972,332	$5,288,165	$45,519	$483,444
Unrealized gains (losses) on investments	2,228,689	(15,075,898)	7,627,149	8,110,883	2,695,965
Net realized and unrealized gains (losses) on investments	10,716,903	(7,103,566)	12,915,314	8,156,402	3,179,409
Interest Income	-0-	653	33,398	43,719	51,488
Total investment income (loss)	10,716,903	(7,102,913)	12,948,712	8,200,121	3,230,897

Operating expenses
Management and incentive fees	916,185	914,851	1,722,143	1,052,688	200,600
Administrative expenses	360,425	503,901	657,763	465,944	198,792
Managed account fees	1,146,510	492,194	73,446	-0-	-0-
Miscellaneous operating expenses	201,068	18,840	-0-	-0-	-0-
Bank Fees	-0-	3,189	7,627	6,119	5,855
Tailing commissions	265,655	155,936	111,976	55,952	5,407
Total operating expenses	2,889,843	2,188,911	2,572,955	1,580,703	410,654

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,827,060	$(9,291,824)	$10,375,757	$6,619,418	$2,820,243

Net increase(decrease) in net assets per unit:
Class A	$8.07	$(12.28)	$11.16	$9.25	$8.25
Class B	$9.11	$(10.97)	$12.98	$11.02	$17.42
Class C	$12.64	$(13.03)	$5.81	N/A	N/A
Class D	$10.20	$(10.19)	$16.41	$12.07	$9.59

The above figures are based upon a weighted average number of units.

Aspen Diversified Fund LLC

Statements of Assets and Liabilities Data

As of December 31

	2010	2009	2008	2007	2006
Members’ capital	$99,674,394	$100,342,985	$115,876,755	$85,973,252	$53,322,618

Net asset value per unit:
Class A	$115.78	$109.66	$121.94	$112.32	$105.21
Class B	$131.86	$122.50	$133.53	$120.70	$111.05
Class C	$102.89	$95.03	$102.93	$-0-	$-0-
Class E	$142.91	$131.49	$141.90	$125.61	$113.39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources. There are no commitments for capital expenditures as of the end of the latest fiscal period. Since inception, capital invested in the Fund has increased as investors continue to purchase interests in the Fund. The Fund anticipates offering interests on a continuing basis, increasing the total capital available for investment. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations. The Fund is a collective investment pool. The net assets invested in the pool decreased by approximately 0.7%, or approximately $669,000 in 2010 as a result of redemptions by existing investors. During 2009, net assets decreased by approximately 15.5 million. During 2008, 2007 and 2006, net assets increased by approximately $29.9 million, $32.7 million, and $37.8 million respectively.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2010 coupled with ongoing operating expenses resulted in a net gain for the overall pool and each Class of Units in the Fund as shown in the chart below. The comparative performance for the years ended December 31, 2009, 2008, 2007 and 2006 is also presented below.

	Overall Pool	Class A Units	Class B Units	Class C Units†	Class E Units
2010 Performance	7.51%	5.58%	7.64%	8.28%	8.69%
2009 Performance	-8.31%	-10.07%	-8.26%	-7.69%	-7.34%
2008 Performance	8.78%	8.56%	10.63%	2.94%	12.97%
2007 Performance	8.62%	6.76%	8.69%	N/A	10.78%
2006 Performance	7.51%	5.21%	7.37%	N/A	9.83%

† Class C Units were first issued April 1, 2008.

Differences in the performance results between different classes of units are primarily attributable to the different fee structures of each class of units. Results may also vary considerably when compared to results from the same period in previous years. The differences between performance from one year to the next is attributable to general market conditions, the timing of the purchase and sale of units by class, changes to the Investment Funds in which the Fund invests, and reallocations of investments among Investment Funds made by the Investment Committee of the Fund. Finally, Class C Units were first issued on April 1, 2008 and therefore participated in the performance results of the Investment Funds for only nine months of 2008, which contributed to the lower performance achieved by the Class C Units in 2008 as compared to the other classes of units.

Off-Balance Sheet Arrangements. Not applicable.

Tabular Disclosure of Contractual Obligations. Not applicable.

NOTE: Please refer to page F-8 for a discussion of Significant Accounting Policies contained in Note A of the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

	Year Ended December 31, 2010
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$11,068,716	16.34%
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA LLC) †	9,340,419	13.79%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	7,887,551	11.64%
ADF Trading Company VI, LLC (Abraham Trading Company) †	7,402,115	10.93%
Aspen Commodity Long/Short Fund LLC	21,964,936	32.42%
Robeco Transtrend Diversified Fund LLC	10,083,339	14.88%
TOTAL	$67,747,076	100.00%

† ADF Trading Company I, LLC, ADF Trading Company II, LLC, ADF Trading Company IV, LLC and ADF Trading Company VI LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

Each Investment Fund establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Withdrawal Opportunities of Investee Fund	Withdrawals Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Daily
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA LLC)	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Daily
Aspen Commodity Long/Short Fund LLC	Monthly
Robeco Transtrend Diversified Fund LLC	Monthly

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K can be found the following pages.

ASPEN DIVERSIFIED FUND LLC

FINANCIAL STATEMENTS

(With Report of Independent Registered Public Accounting Firm Thereon)

_______________________

F-1

PMB Helin Donovan LLP

Consultants & Certified Public Accountants

_______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Aspen Diversified Fund LLC:

We have audited the accompanying statement of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the years ended December 31, 2010, 2009 and 2008. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2010 and 2009, the results of its operations and cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

Austin, Texas

March 28, 2011

F-2

Aspen Diversified Fund LLC

Statements of Assets and Liabilities

	December 31, 2010	December 31, 2009
ASSETS

Investments:
Investments in investment funds – at fair value – Note B
(cost: $28,822,465 and $72,407,389 at December 31, 2010 and 2009, respectively)	$32,048,275	$75,324,716
Unrealized gain on futures contracts– at fair value – Note B	2,928,061	2,300,141
Total investments	34,976,336	77,624,857
Cash and cash equivalents	23,358,269	26,038,161
Interest and other receivables	208,691	-0-
Investment fund redemption receivable	29,645,432	1,500,000
Investments in transit	16,600,000	1,000,000
TOTAL ASSETS	$104,788,728	$106,163,018

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts – at fair value – Note B	$1,334,237	$2,248,251
Trailing commissions payable	23,802	13,313
Management, incentive and administrative fees payable – Note D	102,221	106,235
Accounts payable	51,300	54,523
Managed accounts fees payable	400,108	66,990
Membership redemptions payable	2,681,275	2,247,341
Capital contributions received in advance of admission date	521,391	1,083,380
TOTAL LIABILITIES	5,114,334	5,820,033

NET ASSETS – Note C	99,674,394	100,342,985

TOTAL LIABILITIES AND NET ASSETS	$104,788,728	$106,163,018

See notes to financial statements
F-3

Aspen Diversified Fund LLC

Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Investment income (loss)
Realized and unrealized gains (losses) on investments – Note B
Realized gains on investments	$8,488,214	$7,972,332	$5,288,165
Unrealized gains (losses) on investments	2,228,689	(15,075,898)	7,627,149
Net realized and unrealized gains (losses) on investments	10,716,903	(7,103,566)	12,915,314
Interest income	-0-	653	33,398
TOTAL INVESTMENT INCOME (LOSS)	10,716,903	(7,102,913)	12,948,712

Operating expenses – Note D
Management and incentive fees	916,185	914,851	1,722,143
Administrative expenses	360,425	503,901	657,763
Managed account fees	1,146,510	492,194	73,446
Miscellaneous operating expenses	201,068	118,840	-0-
Bank fees	-0-	3,189	7,627
Trailing commissions	265,655	155,936	111,976
TOTAL OPERATING EXPENSES	2,889,843	2,188,911	2,572,955

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,827,060	$(9,291,824)	$10,375,757

See notes to financial statements
F-4

Aspen Diversified Fund LLC

Statements of Changes in Net Assets

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net assets at beginning of year	$100,342,985	$115,876,755	$85,973,252

Capital contributions	26,946,853	22,468,676	28,613,421

Redemptions	(35,442,504)	(28,710,622)	(9,085,675)

Net increase (decrease) from operations	7,827,060	(9,291,824)	10,375,757

NET ASSETS AT END OF YEAR	$99,674,394	$100,342,985	$115,876,755

See notes to financial statements
F-5

Aspen Diversified Fund LLC

Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$7,827,060	$(9,291,824)	$10,375,757
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by operating activities:
Purchase of investments, net	(26,302,167)	(40,106,347)	(36,545,000)
Proceeds from disposition of investments	78,753,576	53,042,150	40,587,916
Realized gains on investments	(8,488,214)	(7,972,332)	(5,288,165)
Unrealized losses (gains) on investments	(2,228,689)	15,075,898	(7,627,149)
Increase in interest and other receivables	(208,691)	793	3,680
Increase in investment fund redemptions receivable	(28,145,432)	(1,500,000)	-0-
(Increase) decrease in investments in transit	(15,600,000)	(400,000)	950,000
Increase in trailing commissions payable	10,490	528	2,381
(Decrease) increase in accounts payable	(3,223)	54,523	-0-
Increase (decrease) in managed accounts fees payable	333,118	(6,456)	73,446
Decrease in management, incentive, and administrative fees payable	(4,014)	(37,820)	(66,866)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,943,814	8,859,113	2,466,000

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	26,384,864	21,768,956	28,184,695
Membership redemptions	(35,008,570)	(27,451,648)	(8,875,404)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,623,706)	(5,682,692)	19,309,291

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,679,892)	3,176,421	21,775,291

Cash and cash equivalents at beginning of year	26,038,161	22,861,740	1,086,449

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,358,269	$26,038,161	$22,861,740

Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-
F-6

Aspen Diversified Fund LLC

Statements of Cash Flows (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

At December 31, 2010, 2009, and 2008, the Company had membership redemptions payable of $2,681,275, $2,247,341, and $988,367, respectively.

At December 31, 2010, 2009, and 2008 the Company had capital contributions received from members in advance of admission date of $521,391, $1,083,380, and $1,783,100, respectively.

See notes to financial statements.
F-7

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

Aspen Partners, Ltd. (the “Managing Member”), acts as the managing member, commodity pool operator, and trading adviser of the Fund. As of December 31, 2010, the Managing Member had approximately $106.7 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

The Managing Member is responsible for recommending the selection of, investment in and withdrawal from Investment Funds, to the Investment Committee of the Fund (the “Investment Committee”), which consists of principals of the Managing Member. The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so.

Interests in the Fund are marketed through Frontier Solutions, LLC (the “Broker/Dealer”), a Georgia limited liability company. The Broker/Dealer is a wholly-owned subsidiary of the Managing Member and is a registered Broker/Dealer with the Financial Industry Regulatory Authority (“FINRA”).

Aspen Partners, Ltd. is responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee. Interests in the Fund are marketed through the Managing Member’s wholly-owned broker/dealer subsidiary, Frontier Solutions, LLC. Aspen Partners, Ltd. participates in the investment decisions of the Fund via the Fund’s Investment Committee.

In 2010, the Fund transferred assets into a new fund called Aspen Commodity Long/Short Fund LLC ("ACLS") in exchange for units in that fund. The purpose of this transfer was to provide investors with the opportunity to invest in commodities, separate from other investments that are included in the Fund, such as currencies, financials instruments, and stock indices. The Fund continues to invest in Aspen Commodity Long/Short Fund LLC.

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

Valuation of Investments in Investment Funds

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

The Fund has reviewed all open tax years and major jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the year-end December 31, 2010. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the FDIC. The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are privately insured to the Securities Investor Protection Corporation (“SIPC”) limits as such limits may be amended from time to time.

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of December 31, 2010	Balance as of December 31, 2009
Cash in bank	$2,003,293	$967,947
Cash held in managed accounts	21,354,976	25,100,256
Total bank balance	$23,358,269	$26,068,203
FDIC insurance limit	(2,003,293)	(967,947)
SIPC insurance limit	(500,000)	(500,000)
Uninsured, uncollateralized balance	$20,854,976	$24,600,256

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Investment Valuations: In accordance with generally accepted accounting principles in the USA (“GAAP”), fair value is defined as the price that the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund. Unobservable inputs reflect the Fund’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

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

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety. All assets and liabilities are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the Statement of Assets and Liabilities.

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At December 31, 2010 and year then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Funds Net Assets
Abraham Commodity Fund LP‡	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis–Cell No. 151)‡	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River–Cell No. 42)‡	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC‡	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund, LLC	2,391,194	20,275,790	21,964,936	20.97%
Boronia Diversified Fund (U.S.), LP†	571,247	-0-	-0-	0.00%
Coolmore Partners LP‡	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd.†	(382,904)	-0-	-0-	0.00%
Galena Fund Limited‡	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP‡	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund Ltd.†	1,317,207	-0-	-0-	0.00%
LD Commodities Alpha Fund LP‡	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP†	1,046,991	-0-	-0-	0.00%
Millburn Commodity Fund LP‡	71,837	-0-	-0-	0.00%
MMT Energy Fund‡	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	1,848,098	8,546,675	10,083,339	9.63%
Sparta Commodities US Feeder Fund LLC‡	(299,680)	-0-	-0-	0.00%
Winton Futures Fund†	489,615	-0-	-0-	0.00%

Total investment funds	6,644,521	28,822,465	32,048,275	30.60%

Futures contracts, net	4,072,382	-0-	1,593,824	1.52%

Total	$10,716,903	$28,822,465	33,642,099	32.12%

Other assets, less liabilities			71,094,602	67.88%

Net assets			$104,736,701	100.00%

† Fund shares were fully disposed of during 2010.

‡ Fund shares were transferred to Aspen Commodity Long Short Fund, LLC as of May 1, 2010.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$32,048,275	$-0-
Unrealized gains on futures contracts, net	1,593,824	-0-	-0-
Total	$1,593,824	$32,048,275	$-0-

At December 31, 2010, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$407,568
Commodity futures contracts	1,186,256
Total	$1,593,824

As of December 31, 2010, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$3,452,641
Unrealized depreciation	-0-
Total	$3,452,641

At December 31, 2010, and during the year then ended, the Fund’s investments in investment funds and net gains (losses) by investment objective, as a percentage of total, investments were as follows:

Investment Funds & Futures Contracts	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Total
Systematic Trend Followers	$7,966,545	$8,546,675	$10,083,339	31.46%
Systematic Short Term Trend Followers	358,529	-0-	-0-	0.00%
Systematic Hybrid Trend Follower	(116,186)	-0-	-0-	0.00%
Fundamental Discretionary Trend Followers	116,821	-0-	-0-	0.00%
Commodity Specialist	2,391,194	20,275,790	21,964,936	68.54%
Total	$10,716,903	$28,822,465	$32,048,275	100.00%
F-13

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010, and during the year then ended, the Fund’s investments in investment funds and net gains by geographic region, as a percentage of total investments, were as follows:

Investment Funds & Futures Contracts	Net Gains	Cost Basis	Fair Value	% of Total
United States	$9,921,967	$28,822,465	$32,048,275	100.00%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	794,936	-0-	-0-	0.00%
Total	$10,716,903	$28,822,465	$32,048,275	100.00%

At December 31, 2009 and during the year then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Funds Net Assets
Abraham Commodity Fund LP	$(227,778)	$2,983,000	$2,755,222	2.75%
AlphaMosaic (US) LLC (Altis – Cell No. 151)	(225,772)	3,094,000	2,868,228	2.86%
AlphaMosaic (US) LLC (Krom River – Cell No. 42)	(68,192)	4,314,000	4,245,808	4.23%
APM Hedged Global Commodity Fund, LDC	(573,295)	2,617,335	2,982,802	2.97%
Boronia Diversified Fund (U.S.), LP	(931,965)	13,033,000	14,286,880	14.24%
Discus Fund Ltd.†	243,054	-0-	-0-	0.00%
Discus Feeder Ltd.	18,221	5,986,348	6,004,568	5.98%
Galena Fund Ltd.	(3,043)	2,300,000	2,296,957	2.29%
Global Commodity Systematic LP	144,947	3,686,932	4,413,960	4.40%
HFR MF Diversified Select Master Trust†	(1,122,923)	-0-	-0-	0.00%
Man-AHL Diversified II LP	(2,677,670)	11,202,305	12,385,576	12.34%
Millburn Commodity Fund LP	(152,545)	2,983,000	2,830,455	2.82%
MMT Energy Fund	(212,084)	1,580,000	1,367,916	1.36%
Robeco Transtrend Diversified Fund LLC	(1,367,183)	9,600,000	9,635,241	9.60%
Sparta Commodities US Feeder Fund LLC	147,988	2,216,000	2,363,988	2.36%
Winton Futures Fund	(12,885)	6,811,469	6,887,115	6.87%
Total investment funds	(7,021,125)	72,407,389	75,324,716	75.07%

Futures contracts, net	(82,441)	-0-	51,890	0.05%

Total	$(7,103,566)	$72,407,389	75,376,606	75.12%

Other assets, less liabilities			24,966,379	24.88%

Net assets			$100,342,985	100.00%

† Fund shares were fully disposed of during 2009.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2009, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$75,324,716	$-0-
Unrealized gains on futures contracts, net	51,890	-0-	-0-
Total	$51,890	$75,324,716	$-0-

At December 31, 2009, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains/(Losses)
Foreign exchange contracts	$185,128)
Commodity futures contracts	(133,238)
Total	$51,890

At December 31, 2009, and during the year then ended, the Fund’s investments in investment funds and net losses by investment objective, as a percentage of total, investments were as follows:

Investment Funds & Futures Contracts	Net Losses	Cost Basis	Fair Value	% of Total
Diversified Long-Term Trend Followers	$(4,387,023)	$18,013,775	$19,272,691	25.59%
Diversified Medium-Term Trend Followers	(1,367,184)	9,600,000	9,635,241	12.79%
Diversified Short-Term Trend Followers	(137,258)	19,019,347	20,291,448	26.94%
Commodity Specialist	(1,212,101)	25,774,267	26,125,336	34.68%
Total	$(7,103,566)	$72,407,389	$75,324,716	100.00%

At December 31, 2009, and during the year then ended, the Fund’s investments in investment funds and net losses by geographic region, as a percentage of total investments, were as follows:

Investment Funds & Futures Contracts	Net Losses	Cost Basis	Fair Value	% of Total
United States	$(5,453,496)	$59,923,706	$62,672,473	83.20%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	(1,650,070)	12,483,683	12,652,243	16.80%
Total	$(7,103,566)	$72,407,389	$75,324,716	100.00%

As of December 31, 2009, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$3,806,741
Unrealized depreciation	889,414
Total	$2,917,327
F-15

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2008 and during the year then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)
APM Hedged Global Commodity Fund, LDC	$878,247
Aspect US Fund LLC†	668,885
Boronia Diversified Fund (U.S.), LP	531,686
Discus Fund Ltd.	447,408
FORT Global Contrarian, LP†	(800,266)
Global Commodity Systematic LP	1,863,631
HFR MF Diversified Select Master Trust	2,955,653
Man-AHL Diversified II LP	2,921,464
Robeco Transtrend Diversified Fund LLC	1,402,424
Welton Global Capital Markets Fund, Ltd.†	1,948,536
Total investment funds	12,817,668

Futures contracts, net	97,646

Total	$12,915,314

Other assets, less liabilities	20,460,781

Net assets	$115,876,755

† Fund shares were fully disposed of during 2008.

At December 31, 2008, and during the year then ended, the Fund’s net gains by geographic region were as follows:

Investment Funds & Futures Contracts	Net Gains
United States	$3,955,936
Caribbean (Bermuda, Bahamas, and Cayman Islands)	8,959,378
Total	$12,915,314

As of December 31, 2008, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$19,044,316
Unrealized depreciation	-0-
Total	$19,044,316
F-16

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

The investment objectives and redemptions permitted for the investment funds in which the Fund had invested as of December 31, 2010 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Withdrawals Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Asset Management USA LLC)	Systematic Short-Term Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Systematic Trend Follower	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund LLC	Commodity Specialist	Monthly
Robeco Transtrend Diversified Fund LLC	Systematic Trend Follower	Monthly

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

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2010 and 2009.

At December 31, 2010 and 2009, the Fund had remitted $16,600,000 and $1,000,000, respectively, to the investment funds and managed accounts that would not be credited to its respective capital accounts until the first day of the following month. These amounts were recorded as investments in transit.

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members. Net profits, net losses, and expenses attributable to each class are allocated to the members holding units of each class in proportion to their respective unit ownership percentages.

Each member may withdraw all or any portion of his/her capital account as of the end of each calendar month, provided that the withdrawing member gives at least 10 days prior written notice.

The Fund admits members only on the first day of each month. At December 31, 2010 and 2009, the Fund had received capital contributions of $521,391 and $1,083,380, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – NET ASSETS – Continued

During the years ended December 31, 2008, 2009 and 2010, net assets changed as follows:

	Class A	Class B	Class C	Class E	Total
Net asset value at December 31, 2007	$3,576,430	$66,112,341	$-0-	$16,284,481	$85,973,252
Issuance of units	4,070,200	22,790,821	1,504,331	248,069	28,613,421
Redemption of units	(461,510)	(7,767,000)	-0-	(857,165)	(9,085,675)
Transfer between classes	-0-	(4,372,956)	4,372,956	-0-	-0-
Net increase from operations	471,085	7,613,439	186,043	2,105,190	10,375,757

Net asset value at December 31, 2008	$7,656,205	$84,376,645	$6,063,330	$17,780,575	$115,876,755
Issuance of units	2,650,160	19,198,544	400,000	219,972	22,468,676
Redemption of units	(1,904,431)	(19,157,755)	(4,252,747)	(3,395,689)	(28,710,622)
Net decrease from operations	(820,757)	(6,842,014)	(379,933)	(1,249,120)	(9,291,824)

Net asset value at December 31, 2009	$7,581,177	$77,575,420	$1,830,650	$13,355,738	$100,342,985
Issuance of units	7,269,842	19,482,471	1,000	193,540	26,946,853
Redemption of units	(1,030,323)	(27,435,632)	(1,940,936)	(5,035,613)	(35,442,504)
Net decrease from operations	941,859	5,779,914	110,341	994,946	7,827,060

Net asset value at December 31, 2010	$14,762,555	$75,402,173	$1,055	$9,508,611	$99,674,394
F-18

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – NET ASSETS – Continued

Unit transactions for the year ended December 31, 2008, 2009 and 2010 were as follows:

	Class A	Class B	Class C	Class E	Total
Units outstanding at December 31, 2007	31,842	547,761	-0-	129,640	709,243
Units issued	34,824	178,800	58,904	1,900	274,428
Units redeemed	(3,879)	(94,654)	-0-	(6,235)	(104,768)

Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903

Net asset value per unit at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903
Units issued	23,042	150,104	4,133	1,612	178,891
Units redeemed	(16,697)	(148,754)	(43,771)	(25,341)	(234,563)

Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231

Net asset value per unit at December 31, 2009	$109.66	$122.50	$95.03	$131.49

Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231
Units issued	67,795	157,755	10	1,477	227,037
Units redeemed	(9,418)	(219,198)	(19,266)	(36,516)	(284,398)

Units outstanding at December 31, 2010	127,509	571,814	10	66,537	765,870

Net asset value per unit at December 31, 2010	$115.78	$131.86	$102.89	$142.91

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which vary depending upon the unit class. The annual fee percentages by unit class are as follows:

	Class A	Class B	Class C	Class D	Class E
Management Fees	1.00%	1.00%	0.75%	1.00%	0.00%
Incentive Fees	10.00%	10.00%	7.50%	10.00%	0.00%
Administrative Fees	0.35%	0.35%	0.10%	0.70%	0.35%

As of June 1, 2009, the administrative fees of the Fund decreased from 0.65% to 0.35% for Class A, Class B and Class E units, from 0.25% to 0.05% for Class C units, and from 1.65% to 0.70% for Class D units. On December 1, 2010 the administrative fee for Class C increased from .05% to .10%. In addition the Fund pays its operating expenses and custody fees. The operating expenses will be allocated pro-rata to each Class of units. The custody fees will be paid by each class as incurred.

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined. During the years ended December 31, 2010, 2009 and 2008, the Fund recognized management and incentive fee expenses of $916,185, $914,851and $1,722,143, respectively. There were no incentive fees paid during the year ended December 31, 2010 and 2009.

At December 31, 2010, 2009 and 2008, the Fund recognized expenses of $360,425, $503,901, and $657,763, respectively related to certain accounting and administrative services provided by the managing member.

At December 31, 2010 and 2009 accounts payable consisted of $102,221 and $106,235, respectively, related to management fees, incentive fees and administrative fees.

Interests in the Fund are marketed through Frontier Solutions, LLC, a registered Broker/Dealer. As of December 31, 2010, there were no fees paid to Frontier Solutions by the Fund.

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

Financial highlights were as follows for the year ended December 31, 2010:

Per Unit Activity	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.03	$131.49

Net realized and unrealized gain on investments	11.14	12.64	9.85	13.67
Interest income	0.00	0.00	0.00	0.00
Total investment gain	11.14	12.64	9.85	13.67

Management and incentive fees	(1.09)	(1.23)	(0.72)	-0-
Administrative and other expenses	(3.93)	(2.05)	(1.27)	(2.25)
Total operating expenses	(5.02)	(3.28)	(1.99)	(2.25)

Ending unit value December 31, 2010	$115.78	$131.86	$102.89	$142.91

	Class A	Class B	Class C	Class E
Net investment gain	12.33%	10.12%	9.42%	9.32%
Operating expenses, before incentive fees	(4.89% )	(2.64% )	(2.04% )	(1.55%	)
Operating expenses, after incentive fees	(4.89% )	(2.64% )	(2.04% )	(1.55%	)
Increase in net assets	7.44%	7.47%	7.39%	7.77%
Total return	5.58%	7.64%	8.27%	8.69%
Earnings per unit	$8.07	$9.11	$12.64	$10.20

The portfolio turnover rate for the year ended December 31, 2010 was 72.75%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2009:

Per Unit Activity	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2008	$121.94	$133.53	$102.93	$141.90

Net realized and unrealized loss on investments	(7.64)	(8.42)	(6.51)	(8.98)
Interest income	0.00	0.00	0.00	0.00
Total investment loss	(7.64)	(8.42)	(6.51)	(8.98)

Management and incentive fees	(1.15)	(1.27)	(0.74)	-0-
Administrative and other expenses	(3.49)	(1.34)	(0.65)	(1.43)
Total operating expenses	(4.64)	(2.61)	(1.39)	(1.43)

Ending unit value December 31, 2009	$109.66	$122.50	$95.03	$131.49

	Class A	Class B	Class C	Class E
Net investment loss	(6.55% )	(6.53% )	(5.88% )	(6.44%	)
Operating expenses, before incentive fees	(4.05% )	(2.06% )	(1.21% )	(1.02%	)
Operating expenses, after incentive fees	(4.05% )	(2.06% )	(1.21% )	(1.02%	)
Decrease in net assets	(10.60% )	(8.58% )	(7.10% )	(7.46%	)
Total return	(10.07% )	(8.26% )	(7.68% )	(7.34%	)
Losses per unit	$(12.28)	$(10.97)	$(13.03)	$(10.19)

The portfolio turnover rate for the year ended December 31, 2009 was 39.56%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2008:

Per Unit Activity	Class A	Class B	Class C †	Class E
Beginning net unit value at December 31, 2007	$112.32	$120.70	$-0-	$125.61
Initial unit purchase value	$-0-	$-0-	$100.00	$-0-

Net realized and unrealized gains on investments	15.16	16.41	3.97	17.21
Interest income	0.04	0.04	0.01	0.04
Total investment gain	15.20	16.45	3.98	17.25

Management and incentive fees	(2.38)	(2.70)	(0.79)	-0-
Administrative and other expenses	(3.20)	(0.92)	(0.26)	(0.96)
Total operating expenses	(5.58)	(3.62)	(1.05)	(0.96)

Ending unit value December 31, 2009	$121.94	$133.53	$102.93	$141.90

† Class C units were first issued on April 1, 2008.

	Class A	Class B	Class C†	Class E
Net investment loss	14.48%	12.95%	7.77%	12.83%
Operating expenses, before incentive fees	4.19%	1.82%	1.46%	0.71%
Operating expenses, after incentive fees	5.06%	2.90%	1.87%	0.71%
Increase in net assets	9.42%	10.05%	5.91%	12.11%
Total return	8.56%	10.63%	2.94%	12.97%
Earnings per unit	$11.16	$2.98	$5.81	$6.41

The portfolio turnover rate for the year ended December 31, 2008 was 39.93%.

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS

Investments in derivative contracts are subject to additional risks that can result in a loss of the investment. The Fund’s activities and exposure are classified by the following underlying risks: interest rate, credit foreign currency exchange rate, commodity price, and equity price risks. In addition, the Fund is also subject to counterparty risk should its counterparties fail to meet the terms of their contracts.

The Fund’s derivative activity is stated at fair value. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the statement of operations.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS - Continued

Forward Contracts: Forward currency and commodities transactions are contracts for delayed delivery of specific currencies and commodities in which the seller agrees to make delivery at a specified date. The Fund enters into these contracts to hedge itself against foreign currency exchange rate risk for its foreign currency dominated assets and liabilities. Risks associated with foreign currency and commodities contracts include the inability of counterparties to meet the terms of their contracts as well as movements in fair value and exchange rates. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the statement of operations.

Futures Contracts: A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. The fund may use futures contracts to gain exposure to, or hedge against, changes in the value of equities and commodities, interest rates or foreign currencies.

Futures contracts provide reduced counterparty risk to the Fund since futures are exchange-traded. The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant. (“FCM”) Payments are made or received by the Fund each day, depending on the fluctuations in the contract value, and are recorded as unrealized gains or losses on the Fund’s financial statements.

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of December 31, 2010 and 2009:

December 31, 2010	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$26,660,000	171	$23,414,000	144
Commodity price
Futures contracts	131,702,000	1,032	40,518,000	345
Total	$158,362,000	1,203	$63,932,000	489

December 31, 2009	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$28,930,000	204	$24,248,000	190
Commodity price
Futures contracts	40,219,000	435	65,786,000	391
Total	$69,149,000	639	$90,034,000	581
F-24

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the year ended December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$1,496,068	$1,088,500	$1,916,302	$1,731,174
Commodity price
Futures contracts	1,431,993	245,737	383,839	517,077

Gross derivative assets and liabilities	2,928,061	1,334,237	2,300,141	2,248,251

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$2,928,061	$1,334,237	$2,300,141	$2,248,251

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the year ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Primary underlying risk	Amount of Gain	Amount of Gain
Foreign currency exchange rate
Forward contracts	$407,568	$185,128
Commodity price
Futures contracts	1,186,256	(133,238)
Total	$1,593,824	$51,890

NOTE G – SUBSEQUENT EVENTS

During the period from January 1, 2011 through March 28, 2011, the Fund received additional capital contributions of $3,809,865, and members requested redemptions of $2,484,798.

NOTE H – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2010.

	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Total investment income (loss)	$6,663,808	$4,542,532	$(1,379,903)	$890,466	$(2,171,974)	$842,212	$(1,733,242)	$(4,039,909)
Total expenses	1,019,398	759,763	577,789	532,893	525,546	570,070	568,776	524,519
Net increase (decrease) in net assets	$5,644,410	$3,782,769	$(1,957,692)	$357,573	$(2,697,520)	$272,142	$(2,302,018)	$(4,564,428)

Net increase (decrease) in net assets per weighted average unit:

	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Class A	$5.35	$3.44	$(2.56)	$1.33	$(3.34)	$(0.27)	$(3.04)	$(5.56)
Class B	$6.68	$4.41	$(2.24)	$0.27	$(3.23)	$0.31	$(2.69)	$(5.30)
Class C	$5.40	$3.64	$(1.59)	$(0.15)	$(2.35)	$0.29	$(1.93)	$(4.01)
Class E	$7.90	$5.08	$(2.08)	$0.63	$(3.10)	$0.64	$(2.52)	$(5.41)
F-26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of December 31, 2010, the Fund’s disclosure controls are effective.

Management’s Report on Internal Control over Financial Reporting. The Managing Member of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Member has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Member has concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in the Fund’s internal control over financial reporting in the twelve months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

The principals and executive officers of the Managing Member are Kenneth E. Banwart, William Ware Bush, Bryan R. Fisher, Adam Langley, Deborah Terry, Paul Morin and Ramond Mecherle.

Kenneth E. Banwart, born in 1942, is Managing Partner of the Managing Member and President of Frontier Solutions, LLC, a wholly-owned broker/dealer subsidiary of the Managing Member. He has over 40 years’ experience in the selection and management of a wide range of alternative investments.

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

From 1969 to 1978 he was Director of the Tax Incentive Investment Department specializing in the selection and marketing of alternative investments for Rauscher Pierce Refsnes, Inc., a regional NYSE Member Firm with offices throughout the Southwest. In this position he was responsible for forming and heading the group in the selection, due diligence and marketing of investments in real estate, oil and gas, equipment leasing and agriculture.

Since 1979, Mr. Banwart primarily has run his own businesses involved in the selection and marketing of alternative investments including commercial real estate development, oil and gas exploration, cattle feeding and managed futures funds. During his business career, he has held a wide range of Board and management positions including the following:

• Co-Chairman of the Board - Red River Feed Yards, Inc. An integrated agriculture company including a 100,000 feedlot.
• Executive Vice President - Robert Stanger & Co. A recognized authority in alternative investments with various books, publications and consulting services.
• Executive Vice President - Boston Bay Capital, Inc. A firm specializing in the acquisition, renovation and management of certified historic properties.
• Founder and President - Summit Capital A firm specializing in the funding of multi-family properties being acquired from the Resolution Trust Corporation (RTC) or bank foreclosure.

William Ware Bush, born in 1953, has twenty-six years of experience in the financial services industry. He joined the Managing Member in 1998. He is primarily responsible for client relationships in the Southern and Western Regions of the United States.

In his career he has served in a variety of roles at investment banks and management firms. He started his investment career as an Institutional Salesman for E. F. Hutton & Company and was a Vice President at Donaldson, Lufkin & Jenrette. He has been a senior marketer for two institutional investment advisory organizations. He has been with Aspen Partners since 1998 and has helped design, structure, and promote investment programs in Managed Futures and Hedge Funds.

He often speaks on the area of Managed Futures at conferences and meetings of consultants and financial advisors.

Mr. Bush received an undergraduate degree in history and international political science from Vanderbilt University and an MBA in International Business from Georgia State University in Atlanta.

Bryan Fisher, born in 1973, joined the Managing Member in 2000 and became a Partner in the company in 2007. Mr. Fisher is primarily responsible for client relationships in the Mid-Atlantic and Northeast Regions of the United States.

Prior to joining the Managing Member, Mr. Fisher previously worked for First Union Securities’ (now Wells Fargo Securities) Alternative Investment Group where he was responsible for national sales and marketing of seven (7) broad product groups: managed futures, private real estate, oil and gas LPs, exchange funds, hedge funds of funds, private equity/venture capital, and institutional money market funds.

Prior to joining First Union, Mr. Fisher was Vice President of Sales and Marketing for National Holdcasting Corp., a telecommunications firm located in Richmond, VA. Mr. Fisher holds a Bachelor of Arts Degree from Virginia Polytechnic Institute and State University.

Adam Langley, born in 1967, oversees all aspects related to regulatory, legal and compliance matters of the Fund, the Managing Member and all related entities as Chief Compliance Officer. He joined the Managing Member in 2004 and has been responsible for various accounting and operational functions.

He was appointed Chief Compliance officer in 2005 and was instrumental in establishing Frontier Solutions, LLC, a registered broker-dealer and a wholly owned subsidiary of Aspen Partners. Mr. Langley has been integral to the launch and growth of each of Aspen’s proprietary investment products, and has extensive experience navigating the regulatory landscape of complex investment vehicles and other business structures.

Prior to joining the Managing Member, Mr. Langley served as Executive Director of a non-profit organization where he oversaw risk management, real estate, legal matters, and government relations among other duties. Previously he worked for Delta Air Lines in sales and was a part of the company’s disaster response team.

Mr. Langley holds the Certified Regulatory and Compliance Professional (“CRCP”) designation granted by the Financial Industry Regulatory Authority (FINRA). He earned his B.B.A. in Management from the University of West Georgia.

Deborah Terry, born in 1952, is the Chief Financial Officer of the Managing Member. Ms. Terry joined Aspen Partners in 2007. She is responsible for all aspects of the accounting, financial reporting and internal controls of the firm.

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

Paul Morin, born in 1965, began his career in the managed futures industry in 1989. As Co-Chief Investment Officer he is responsible for sourcing Aspen’s managed futures managers, performing & overseeing the due diligence process as well as managing the firm’s multi-manager funds.

Prior to joining Aspen, Mr. Morin was Co-Chair of the Investment Committee and Director of Research at 6800 Capital, LLC, an investment manager specializing in managed futures and hedge fund of funds products. Mr. Morin also held executive level asset management and research positions with Unigestion US, Ltd, one of Europe’s leading Alternative Investments asset management firms, Refco Inc., formerly a leading futures firm, and Commodities Corporation USA (now Goldman Sachs) an industry pioneer in the managed futures industry. In all, Mr. Morin has over 20 years experience evaluating and selecting Managed Futures managers for multi-advisor fund portfolios.

Mr. Morin earned a B.S. in Finance from Fairleigh Dickinson University and a M.B.A. from Rider University for which he was awarded membership into the Beta Gamma Sigma Honor Society.

Ramond Mecherle, born in 1970, joined Aspen Partners in 2010 and has over eleven years of experience in the financial services industry. As Chief Operating Officer, Mr. Mecherle is primarily responsible for business operations and processes, as well as conducting investment research and manager due diligence.

Prior to joining Aspen Partners, Mr. Mecherle was a portfolio manager and Managing Partner of Valhalla Capital Partners, where he co-managed levered high-yield funds focused on the corporate and structured credit markets. He also served as Director of Fixed Income at Hilliard Lyons Asset Management and as an analyst and assistant portfolio manager at Morgan Asset Management. Before attending graduate school, Mr. Mecherle spent four years with a non-profit organization in a development capacity.

Mr. Mecherle received undergraduate degrees in History and Foreign Affairs from the University of Virginia in 1992 and a M.B.A. from Cornell University’s Johnson Graduate School of Management in 1998. He is a CFA charterholder.

(c)	Identification of Certain Significant Employees.

The registrant has no employees.

(d)	Family Relationships.

None.

(e)	Business Experience.

See Item 5 (a) and (b) above.

(f)	Involvement in Certain Legal Proceedings.

None.

(g)	Promoters and Control Persons.

None.

Code of Ethics

The Fund does not have any officers; therefore, it has not adopted a code of ethics applicable to the Fund’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Managing Member is primarily responsible for the day to day administrative and operational aspects of the Fund’s business. The Managing Member has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14

Item 11. Executive Compensation.

The Fund does not itself have any officers, directors or employees. The principals of the Managing Member are remunerated by the Managing Member in their respective positions. The Fund pays the Managing Member and others various forms of compensation for the services performed for the Fund. The principals receive no other compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the Managing Member.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

As of December 31, 2010, there was one beneficial owner who owned more than five percent (5%) of the outstanding Units of the Fund.

(b) Security ownership of management.

As of December 31, 2010, management and principals of the Managing Member own interests in the Fund as presented below.

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class C	Aspen Partners, Ltd. †	10.26 Units	100.00%
Class E	Aspen Partners, Ltd. †	1,006.36 Units	1.51%
Class E	Kenneth E. Banwart	493.68 Units	0.74%
Class E	Bryan R. Fisher	187.73 Units	0.28%

† Kenneth E. Banwart, William Ware Bush and Bryan R. Fisher control the voting and dispositive powers over the Units held by Aspen Partners, Ltd.

(c)	Changes in Control.

There are no arrangements, known to the Fund, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Fund.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons.

The Managing Member manages and conducts the business of the Fund. The Managing Member receives management, incentive and other fees from the Fund.

For the fiscal year ended December 31, 2010, the Managing Member received $916,185 in management fees, $360,426 in administrative fees, and $0 in incentive fees from the Fund.

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

Item 14. Principal Accounting Fees and Services.

(a)	Audit Fees.

The aggregate fees billed to the Fund, and paid by the Fund, to the independent registered public accounting firms, PMB Helin Donovan LLP, for professional services rendered in connection with the audit of the Fund’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Fund’s Quarterly Reports on Form 10-Q, totaled approximately $83,000 and $82,000 for the fiscal years 2010 and 2009, respectively.

(b)	Audit-Related Fees.

There were no fees billed to the Fund by PMB Helin Donovan LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Fund’s financial statements that are not already reported in the paragraph immediately above for the years 2010 and 2009 respectively.

(c)	Tax Fees.

The aggregate fees billed to the Fund, and paid by the Fund, by Williams Benator & Libby LLP for professional services rendered for tax compliance totaled approximately $14,400 and $13,500 for the years 2010 and 2009, respectively. These services included review of the Fund’s domestic tax compliance information. There were no other professional services for tax compliance work in 2010 or 2009.

(d)	All Other Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for products and services other than as set forth above for the years 2010 and 2009.

(e)	Engagement of the Independent Registered Public Accounting Firm.

The Managing Member was responsible for engaging PMB Helin Donovan LLP to audit the Fund’s financial statements for 2008, 2009 and 2010. The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of PMB Helin Donovan LLP were contracted.

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are included as a part of this Form 10-K:

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.2	Form Selling Agent Agreement, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

10.3	Trading Advisory Agreement between Blackwater Capital Management, LLC and ADF Trading Company IV, LLC dated June 1, 2010, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on August 16, 2010. *

10.4	Customer Agreement and Trading Authorization between Abraham Trading Company and ADF Trading Company V, LLC dated October 29, 2010. *

10.5	Investment Management Agreement between Global Advisors (Jersey) Limited and ADF Trading Company VI, LLC dated November 19, 2010. *

10.6	Commodity Advisory Agreement between LBRGroup, Inc. and ADF Trading Company VIII, LLC dated December 21, 2010. *

10.7	Advisory Agreement between Eckhardt Trading Company and ADF Trading Company IX, LLC dated December 21, 2010. *

10.8	Advisory Agreement between Saxon Investment Corporation and ADF Trading Company X, LLC dated December 23, 2010. *

14	Code of Ethics of the Managing Member, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 16, 2009.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2011.

31.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to Rule13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2011.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2011.

32.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2011.

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

Dated: March 31, 2011

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer
-27-