Form 10-Q
period 2011-03-31
Aspen Diversified Fund LLC
filed 2011-05-16
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:March 31, 2011

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
i

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
ii

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aspen Diversified Fund LLC

Interim Statements of Assets and Liabilities

	Unaudited
	March 31, 2011	December 31, 2010
ASSETS

Investments in investment funds--at fair value--Note B (cost: $28,710,392 and $28,822,465 at March 31, 2011 and December 31, 2010, respectively)	$31,365,077	$32,048,275
Investment in Futures contracts--at fair value--Note B	1,995,017	2,928,061
Total investments	33,360,094	34,976,336
Cash and cash equivalents	71,026,182	23,358,269
Other Receivables	208,534	208,691
Investment in transit	-0-	16,600,000
Investment fund redemptions receivable	87,072	29,645,432

TOTAL ASSETS	$104,681,882	$104,788,728

LIABILITIES AND NET ASSETS

LIABILITIES

Investment in Futures contracts--at fair value--Note B	$823,156	$1,334,237
Commissions payable	25,346	23,802
Management, incentive & administrative fees payable--Note D	107,382	102,221
Accounts Payable	74,000	51,300
Managed accounts fees payable	753,528	400,108
Membership redemptions payable	1,387,816	2,681,275
Capital contributions received in advance of admission date	1,455,778	521,391

TOTAL LIABILITIES	4,627,006	5,114,334

NET ASSETS-- Note C	100,054,876	99,674,394

TOTAL LIABILITIES AND NET ASSETS	$104,681,882	$104,788,728

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Investment income

Realized and unrealized gain (loss) on investments--Note B
Realized gain on investments	$1,819,841	$131,757
Unrealized gain (loss) on investments	(993,088)	758,709
Net investment income	826,753	890,466

Operating expenses
Management and incentive fees	229,023	223,290
Administrative fees	88,784	88,741
Managed account fees	591,455	125,123
Trailing commissions	74,718	55,297
Miscellaneous operating expenses	53,301	40,442
Total operating expenses	1,037,281	532,893

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(210,528)	$357,573

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Changes in Net Assets

(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net assets at beginning of period	$99,674,394	$100,342,985

Capital contributions	3,156,460	9,715,813

Redemptions	(2,565,450)	(7,056,945)

Net (decrease) increase from operations	(210,528)	357,573

NET ASSETS AT END OF PERIOD	$100,054,876	$103,359,426

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(210,528)	$357,573

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of net investments	(6,500,000)	(9,000,000)
Proceeds from disposition of investments	8,431,914	4,826,624
Realized gains	(1,819,841)	(131,757)
Unrealized loss (gain) on investments	993,088	(758,709)
Decrease in redemptions receivable	29,558,360	450,000
Decrease in interest receivable	157	-0-
Decrease (increase) in investments in transit	16,600,000	(3,200,000)
Increase in commissions payable	1,544	16,779
Increase (decrease) in accrued operating expense	22,700	(580)
Increase (decrease) in managed accounts fee payable	353,420	(7,061)
Increase (decrease) in management, incentive and administrative fees payable	5,161	(2,209)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,435,975	(7,449,340)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	4,090,847	10,042,744
Membership redemptions	(3,858,910)	(7,072,965)

NET CASH PROVIDED BY FINANCING ACTIVITIES	231,937	2,969,779

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,667,912	(4,479,561)

Cash and cash equivalents at beginning of period	23,358,270	26,038,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,026,182	$21,558,600

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31, 2011 and 2010, the Fund had membership redemptions payable of $1,387,816 and $2,231,321, and contributions received in advance of admission date of $1,455,778 and $1,410,312, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E). As of March 31, 2011, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

In the event that an Investment Fund does not report a month-end value to the Fund on a timely basis, the fair value of the Investment Fund will be based on the most recent value reported by the Investment Fund, as well as any other relevant information available at the time the Fund values its portfolio. In this unusual event, it may be appropriate to consider the factors set forth herein; provided, however, that the Managing Member may not find such factors useful if, among other things, the Investment Fund in question is intended to have low correlation with the overall markets or a particular market (in which case the Managing Member may not have information necessary to determine whether a discount or premium would best reflect such significant events).

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended March 31, 2011. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the FDIC. The Fund has established managed accounts to be traded by certain foreign exchange and CTAs on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC to secure trading positions in currency and commodity futures. These funds are privately insured by the Securities Investor Protection Corporation (“SIPC”) as such limits may be amended from time to time.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of March 31, 2011	Balance as of December 31, 2010
Cash in bank	$11,590,804	$2,003,293
Cash held - managed accounts	59,435,378	21,354,976
Total bank balance	71,026,182	23,358,269
FDIC Insurance	(11,590,804)	(2,003,293)
SIPC Insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$58,935,378	$20,854,976

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At March 31, 2011 and during the three months then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the three months ended March 31, 2011	Cost Basis as of March 31, 2011	Fair Value as of March 31, 2011	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	421,478	18,449,423	20,338,548	20.33%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	62,123	6,000,000	6,062,122	6.06%
Discus Feeder Ltd. †	3,825	-0-	-0-	0.00%
Graham Global Investments Fund Ltd. †	58,183	-0-	-0-	0.00%
Man-AHL Diversified Fund LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	(118,932)	4,260,969	4,964,407	4.96%

Total investment funds	430,280	28,710,392	31,365,077	31.35%

Futures contracts, net	396,473	-0-	1,171,861	1.17%

Total	$826,753	$28,710,392	32,536,938	32.52%

Other assets, less liabilities			67,517,938	67.48%

Net assets			$100,054,876	100.00%

† Fund Shares were fully disposed of during 2010.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At March 31, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$31,365,077	$-0-
Investments in Futures contracts, net	1,171,861	-0-	-0-
Total	$1,171,861	$31,365,077	$-0-

At March 31, 2011, and during the three months then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Unrealized Gains
Foreign exchange contracts	$80,508
Commodity futures contracts	1,091,353
Total	$1,171,861

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010 and during the three months ended March 31, 2010, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the three months ended March 31, 2010	Cost Basis as of December 31, 2010	Fair Value as of December 31, 2010	% of Fund’s Net Assets
Investment funds:
Abraham Commodity Fund LP ‡	$(105,742)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis – Cell No. 151) ‡	(64,727)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River – Cell No. 42) ‡	(26,900)	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC ‡	(120,553)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund, LLC	-0-	20,275,790	21,964,936	22.04%
Boronia Diversified Fund (U.S.), LP †	2,492	-0-	-0-	0.00%
Coolmore Partners LP ‡	41,767	-0-	-0-	0.00%
Discus Feeder Ltd. †	103,770	-0-	-0-	0.00%
Galena Fund Ltd. ‡	19,771	-0-	-0-	0.00%
Global Commodity Systematic LP ‡	(77,088)	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	311,211	-0-	-0-	0.00%
LD Commodities Alpha Fund LP ‡	2,425	-0-	-0-	0.00%
Man-AHL Diversified II LP †	446,289	-0-	-0-	0.00%
Millburn Commodity Fund LP ‡	54,533	-0-	-0-	0.00%
MMT Energy Fund ‡	(32,436)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	209,185	8,546,675	10,083,339	10.12%
Sparta Commodities US Feeder Fund LLC ‡	(226,151)	-0-	-0-	0.00%
Winton Futures Fund †	268,980	-0-	-0-	0.00%

Total investment funds	$806,826	28,822,465	32,048,275	32.16%

Futures contracts, net	83,640	-0-	1,593,824	1.59%

TOTAL	$890,466	$28,822,465	33,642,099	33.75%

Other assets, less liabilities			66,032,295	66.25%

Net assets			$99,674,394	100.00%

† Fund shares were fully disposed of during 2010.

‡ Fund shares were transferred to Aspen Commodity Long Short Fund, LLC as of May 1, 2010.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010, the fair value measurements were as follows:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$32,048,275	$-0-
Investments in Futures contracts, net	1,593,824	-0-	-0-
Total	$1,593,824	$32,048,275	$-0-

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of March 31, 2011 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemption Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company II, LLC (Systematic Alpha Management LLC)	Systematic Short-Term	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Systematic Trend Follower	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Systematic Trend Follower	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Discretionary Short-Term	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Tactical Asset Management)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund, LLC	Commodity Specialist	Monthly
Crabel Fund, LP	Systematic Short Term	Monthly
Robeco Transtrend Diversified Fund LLC	Systematic Trend Follower	Monthly

The Investment Funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts, and foreign currency transactions. The Investment Funds are exposed to both market risks – the risk arising from changes in the market value of the contracts and credit risk – the risk of failure by another party to perform according to the terms of a contract. Furthermore, certain of the Investment Funds include restrictions as to the minimum amount of time that an investor must remain invested in the Investment Fund.

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, the Fund had remitted $0 and $16,600,000, respectively, to Investment Funds that was not credited to the Fund’s respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

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

The Fund admits members only on the first day of each month.  At March 31, 2011 and December 31, 2010, the Fund had received capital contributions of $1,455,778 and $521,391, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

On December 1, 2010 the administrative fee for Class C increased from 0.05% to 0.10%. In addition, the Fund pays its operating expenses and custody fees. The operating expenses will be allocated pro-rata to each class of units. The custody fees will be paid by each class as incurred.

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end with respect to each CTA).  During the three months ended March 31, 2011 and 2010, the Fund recognized management and incentive fee expenses of $229,023 and $223,290, respectively. There were no incentive fees incurred during the three months ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Fund recognized administrative fee expenses of $88,784 and $88,741, respectively.

At March 31, 2011 and December 31, 2010, accounts payable consisted of $107,382 and $102,221, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended March 31, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net income from investments in investment funds	0.98	1.11	0.87	N/A	1.20
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	0.98	1.11	0.87	N/A	1.20

Management & incentive fees	(0.29)	(0.33)	(0.19)	N/A	0.00
Administrative fees	(0.10)	(0.12)	(0.03)	N/A	(0.13)
Other expenses	(1.33)	(0.84)	(0.65)	N/A	(0.92)
Total operating expenses	(1.72)	(1.29)	(0.87)	N/A	(1.05)

Ending unit value at March 31, 2011	$115.04	$131.68	$102.89	N/A	$143.06

† Class D units had not yet been issued as of March 31, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	0.82%		0.81%		0.19%		N/A	0.84%
Operating expenses	(1.47%	)	(0.97%	)	(1.02%	)	N/A	(0.73%	)
Net income	(0.64%	)	(0.16%	)	(0.84%	)	N/A	0.11%
Total return	(0.63%	)	(0.14%	)	(0.01%	)	N/A	0.11%

The portfolio turnover rate for the three months ended March 31, 2011 was 9.55%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the three months ended March 31, 2010:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net loss from investments in investment funds	0.84	0.95	0.74	N/A	1.03
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	0.84	0.95	0.74	N/A	1.03

Management & incentive fees	(0.27)	(0.30)	(0.18)	N/A	0.00
Administrative fees	(0.09)	(0.11)	(0.01)	N/A	(0.11)
Other expenses	(0.69)	(0.19)	(0.13)	N/A	(0.23)
Total operating expenses	(1.05)	(0.60)	(0.32)	N/A	(0.34)

Ending unit value at March 31, 2010	$109.45	$122.85	$95.44	N/A	$132.18

† Class D Units had not yet been issued as of March 31, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	2.32%		0.72%		0.18%		N/A	0.74%
Operating expenses	(1.08%	)	(0.50%	)	(0.33%	)	N/A	(0.26%	)
Net income	1.24%		0.22%		(0.15%	)	N/A	0.48%
Total return	(0.20%	)	0.29%		0.44%		N/A	0.53%

The portfolio turnover rate for the three months ended March 31, 2010 was 5.33%.

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS

Investments in derivative contracts are subject to additional risks that can result in a loss of the investment. The Fund’s activities and exposure are classified by the following underlying risks: interest rate, credit foreign currency exchange rate, commodity price, and equity price risks. In addition, the Fund is also subject to counterparty risk should it’s counterparties fail to meet the terms of their contracts.

The Fund’s derivative activity is stated at fair value. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the statement of operations.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

Forward Contracts

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

Futures Contracts

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of March 31, 2011 and December 31, 2010:

March 31, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$24,507,000	67	$3,376,000	5
Commodity price
Futures contracts	265,598,000	1,578	50,090,000	348
Total	$290,105,000	1,645	$53,466,000	353

December 31, 2010	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$26,660,000	171	$23,414,000	144
Commodity price
Futures contracts	131,702,000	1,032	40,518,000	345
Total	$158,362,000	1,203	$63,932,000	489

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended March 31, 2011 and year ended December 31, 2010:

	March 31, 2011		December 31, 2010
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$466,183	$385,675	$1,496,068	$1,088,500
Commodity price
Futures contracts	1,528,834	437,481	1,431,993	245,737

Gross derivative assets and liabilities	1,995,017	823,156	2,928,061	1,334,237

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$1,995,017	$823,156	$2,928,061	$1,334,237

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Primary underlying risk	Amount of Gain	Amount of Gain
Foreign currency exchange rate
Forward contracts	$131,129	$134,865
Commodity price
Futures contracts	386,096	372
Total	$517,225	$135,237

For the three months ended March 31, 2011 and 2010, futures contracts per Note B are presented net of interest income and expense, and commission expense for a net decrease of $120,752 and $51,597 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to annually.  The Fund maintains a limited cash position, but retains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members.  Redemption requests could be delayed due to liquidity constraints of Investee Pools. Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were positive during the three months ended March 31, 2011.  The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the three months ended March 31, 2011 of (0.19%).  The returns per class were as follows: (0.63%) for Class A units; (0.14%) for Class B units; (0.01%) for Class C units; and 0.11% for Class E units. Comparative performance for the three months ended March 31, 2010 resulted in returns per class as follows: (0.20%) for Class A units; 0.29% for Class B units; 0.44% for Class C units; and 0.53% for Class E units. .  Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

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

Market movements result in frequent changes in the fair market value of the Fund’s holdings and, consequently, in its earnings and cash flow.  The Fund’s market risk is directly influenced by the market risk inherent in the trading of market sensitive instruments traded by Investment Funds.  Holdings by Investment Funds are influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification of the Investment Funds’ positions, and the liquidity of the markets in which they trade.

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of March 31, 2011	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$9,772,842	9.90%
ADF Trading Company II, LLC (Systematic Alpha Management LLC) †	9,172,031	9.29%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	9,074,313	9.19%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	8,263,229	8.37%
ADF Trading Company VII, LLC (Aspen Partners, Ltd.) †	2,973,069	3.01%
ADF Trading Company VIII, LLC (LBR Group Inc.) †	8,970,368	9.09%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	6,735,061	6.82%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	5,341,721	5.41%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	7,054,605	7.15%
Aspen Commodity Long Short Fund, LLC	20,338,548	20.60%
Crabel Fund LP	6,062,122	6.14%
Robeco Transtrend Diversified Fund LLC	4,964,407	5.03%
	$98,722,316	100.00%

† ADF Trading Company I, LLC, ADF Trading Company II, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company VIII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner, the Chief Compliance Officer and the Chief Financial Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under of the Exchange Act) as of March 31, 2011.  These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner and Chief Financial Officer concluded that, as of March 31, 2011, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From January 1, 2011 through March 31, 2011, a total of 24,570 units were sold for the aggregate net subscription amount of $3,031,461. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2011	Class B	$582,142	4,414.68	$131.86
02/01/2011	Class A	111,000	956.43	116.06
02/01/2011	Class B	429,722	3,245.64	132.40
02/01/2011	Class C	750,000	7,258.70	103.32
03/01/2011	Class A	100,000	846.22	118.17
03/01/2011	Class B	1,058,597	7,848.41	134.88
		$3,031,461	24,570.08

(b)	Underwriters and Other Purchasers.

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

The Fund registered the units on a Registration Statement on Form 10 (Registration No. 000-52544), which was declared effective by the SEC on August 6, 2007. The proceeds from the sale of units will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s Investee Pools and Portfolio Managers may trade in as many as 30 to over 50 markets in the three following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10	Managed Account Agreement between Tactical Investment Management Corporation and ADF Trading Company XII, LLC dated January 24, 2011. *

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer
-21-