Form 10-Q
period 2011-06-30
Aspen Diversified Fund LLC
filed 2011-08-12
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
ii

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aspen Diversified Fund LLC

Interim Statements of Assets and Liabilities

	Unaudited
	June 30, 2011	December 31, 2010
ASSETS

Investments in investment funds--at fair value--Note B (cost: $26,886,359 and $28,822,465 at June 30, 2011 and December 31, 2010, respectively)	$28,219,373	$32,048,275
Investment in futures contracts--at fair value--Note B	2,267,527	2,928,061
Total investments	30,486,900	34,976,336
Cash and cash equivalents	51,783,148	23,358,269
Other receivables	208,440	208,691
Investments in transit	7,000,000	16,600,000
Investment fund redemptions receivable	2,000,000	29,645,432

TOTAL ASSETS	$91,478,488	$104,788,728

LIABILITIES AND NET ASSETS

LIABILITIES

Investment in futures contracts--at fair value--Note B	$2,246,240	$1,334,237
Commissions payable	25,650	23,802
Management, incentive & administrative fees payable--Note D	105,636	102,221
Accounts payable	46,286	51,300
Managed accounts fees payable	252,893	400,108
Membership redemptions payable	1,140,545	2,681,275
Capital contributions received in advance of admission date	190,826	521,391

TOTAL LIABILITIES	4,008,076	5,114,334

NET ASSETS-- Note C	87,470,412	99,674,394

TOTAL LIABILITIES AND NET ASSETS	$91,478,488	$104,788,728

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Operations

(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment income

Realized and unrealized gain (loss) on investments--Note B
Realized gain (loss) on investments	$(1,584,949)	$1,595,427	$234,892	$1,727,184
Unrealized gain (loss) on investments	(2,472,245)	(2,975,330)	(3,465,333)	(2,216,621)
Net investment income	(4,057,194)	(1,379,903)	(3,230,441)	(489,437)

Operating expenses
Management and incentive fees	233,231	230,532	462,254	453,822
Administrative fees	84,737	91,223	173,521	179,964
Managed account fees	394,197	123,456	985,652	248,579
Trailing commissions	77,530	69,144	152,248	124,441
Miscellaneous operating expenses	91,353	63,434	144,654	103,876
Total operating expenses	881,048	577,789	1,918,329	1,110,682

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,938,242)	$(1,957,692)	$(5,148,770)	$(1,600,119)

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Changes in Net Assets

(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net assets at beginning of period	$99,674,394	$100,342,985

Capital contributions	7,536,012	14,489,956

Redemptions	(14,591,224)	(10,282,093)

Net decrease from operations	(5,148,770)	(1,600,119)

NET ASSETS AT END OF PERIOD	$87,470,412	$102,950,729

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets resulting from operations	$(5,148,770)	$(1,600,119)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of net investments	(6,500,000)	(51,315,576)
Proceeds from disposition of investments	8,670,998	50,291,938
Realized gains	(234,892)	(1,727,184)
Unrealized loss on investments	3,465,333	2,216,621
Decrease (increase) in redemptions receivable	27,645,432	(2,500,000)
Decrease in interest receivable	251	-0-
Decrease (increase) in investments in transit	9,600,000	(1,475,000)
Increase in commissions payable	1,848	9,709
Decrease in accrued operating expense	(5,014)	(18,723)
Decrease in managed accounts fee payable	(147,215)	(23,864)
Increase in management, incentive and administrative fees payable	3,415	942

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,351,386	(6,141,256)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	7,205,447	15,005,036
Membership redemptions	(16,131,954)	(11,072,142)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,926,507)	3,932,894

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,424,879	(2,208,362)

Cash and cash equivalents at beginning of period	23,358,269	26,038,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,783,148	$23,829,799

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2011 and 2010, the Fund had membership redemptions payable of $1,140,545 and $1,457,292, and contributions received in advance of admission date of $190,826 and $1,598,460, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E). As of June 30, 2011, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended June 30, 2011. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the FDIC. The Fund has established managed accounts to be traded by certain foreign exchange and CTAs on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC and R.J. O’Brien & Associates, LLC to secure trading positions in currency and commodity futures. These funds are privately insured by the Securities Investor Protection Corporation (“SIPC”) as such limits may be amended from time to time.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of June 30, 2011	Balance as of December 31, 2010
Cash in bank	$847,862	$2,003,293
Cash equivalent (T-bills)	2,999,984	-0-
Cash held - managed accounts	47,973,644	21,354,976
Total bank balance	51,821,490	23,358,269
FDIC Insurance	(847,862)	(2,003,293)
SIPC Insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$50,473,628	$20,854,976

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At June 30, 2011 and during the six months then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2011	Cost Basis as of June 30, 2011	Fair Value as of June 30, 2011	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(598,054)	18,449,423	19,319,016	22.09%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	228,328	6,000,000	6,228,328	7.12%
Discus Feeder Ltd. †	2,722	-0-	-0-	0.00%
Graham Global Investments Fund Ltd. †	22,283	-0-	-0-	0.00%
Man-AHL Diversified Fund LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	(411,309)	2,436,936	2,672,029	3.05%

Total investment funds	(752,427)	26,886,359	28,219,373	32.26%

Futures contracts, net	(2,478,014)	-0-	21,287	0.02%

Total	$(3,230,441)	$26,886,359	28,240,660	32.28%

Other assets, less liabilities			59,229,752	67.72%

Net assets			$87,470,412	100.00%

† Fund Shares were fully disposed of during 2010.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At June 30, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$28,219,373	$-0-
Investments in Futures contracts, net	21,287	-0-	-0-
Total	$21,287	$28,219,373	$-0-

At June 30, 2011, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Unrealized Gains/(Losses)
Foreign exchange contracts	$(139,779)
Commodity futures contracts	161,066
Total	$21,287

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010 and during the six months ended June 30, 2010, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2010	Cost Basis as of December 31, 2010	Fair Value as of December 31, 2010	% of Fund’s Net Assets
Investment funds:
Abraham Commodity Fund LP ‡	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis – Cell No. 151) ‡	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River – Cell No. 42) ‡	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC ‡	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund, LLC	(1,450,330)	20,275,790	21,964,936	22.04%
Boronia Diversified Fund (U.S.), LP †	153,097	-0-	-0-	0.00%
Coolmore Partners LP ‡	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd. †	178,231	-0-	-0-	0.00%
Galena Fund Ltd. ‡	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP ‡	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	83,467	-0-	-0-	0.00%
LD Commodities Alpha Fund LP ‡	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP †	515,028	-0-	-0-	0.00%
Millburn Commodity Fund LP ‡	71,837	-0-	-0-	0.00%
MMT Energy Fund ‡	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	19,771	8,546,675	10,083,339	10.12%
Sparta Commodities US Feeder Fund LLC ‡	(299,680)	-0-	-0-	0.00%
Winton Futures Fund †	329,847	-0-	-0-	0.00%

Total investment funds	$(807,816)	28,822,465	32,048,275	32.16%

Futures contracts, net	318,379	-0-	1,593,824	1.59%

TOTAL	$(489,437)	$28,822,465	33,642,099	33.75%

Other assets, less liabilities			66,032,295	66.25%

Net assets			$99,674,394	100.00%

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

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of June 30, 2011 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemption Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Systematic Trend Follower	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Systematic Trend Follower	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Discretionary Short-Term	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corporation)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund, LLC	Commodity Specialist	Monthly
Crabel Fund, LP	Systematic Short Term	Monthly
Robeco Transtrend Diversified Fund LLC	Systematic Trend Follower	Monthly

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, the Fund had remitted $7,000,000 and $16,600,000, respectively, to Investment Funds that was not credited to the Fund’s respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

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

The Fund admits members only on the first day of each month.  At June 30, 2011 and December 31, 2010, the Fund had received capital contributions of $190,826 and $521,391, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end with respect to each CTA).  During the six months ended June 30, 2011 and 2010, the Fund recognized management and incentive fee expenses of $462,254 and $453,822, respectively. There were no incentive fees incurred during the six months ended June 30, 2011.

During the six months ended June 30, 2011 and 2010, the Fund recognized administrative fee expenses of $173,521 and $179,964, respectively.

At June 30, 2011 and December 31, 2010, accounts payable consisted of $105,636 and $102,221, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the six months ended June 30, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net income from investments in investment funds	(4.31)	(4.96)	(3.88)	N/A	(5.43)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(4.31)	(4.96)	(3.88)	N/A	(5.43)

Management & incentive fees	(0.58)	(0.66)	(0.39)	N/A	0.00
Administrative fees	(0.20)	(0.23)	(0.05)	N/A	(0.25)
Other expenses	(2.42)	(1.45)	(1.11)	N/A	(1.56)
Total operating expenses	(3.20)	(2.34)	(1.55)	N/A	(1.81)

Ending unit value at June 30, 2011	$108.27	$124.56	$97.46	N/A	$135.67

† Class D units had not yet been issued as of June 30, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(4.29%	)	(3.04%	)	(4.51%	)	N/A	(2.66%	)
Operating expenses	(2.74%	)	(1.81%	)	(1.18%	)	N/A	(1.32%	)
Net income	(7.02%	)	(4.85%	)	(5.69%	)	N/A	(3.98%	)
Total return	(6.48%	)	(5.54%	)	(5.28%	)	N/A	(5.07%	)

The portfolio turnover rate for the six months ended June 30, 2011 was 21.39%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the six months ended June 30, 2010:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net loss from investments in investment funds	(0.57)	(0.64)	(0.50)	N/A	(0.69)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(0.57)	(0.64)	(0.50)	N/A	(0.69)

Management & incentive fees	(0.54)	(0.61)	(0.35)	N/A	0.00
Administrative fees	(0.19)	(0.21)	(0.02)	N/A	(0.23)
Other expenses	(1.43)	(0.41)	(0.30)	N/A	(0.47)
Total operating expenses	(2.17)	(1.23)	(0.67)	N/A	(0.70)

Ending unit value at March 31, 2010	$106.94	$120.63	$93.85	N/A	$130.10

† Class D Units had not yet been issued as of June 30, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	0.44%		(0.59%	)	(1.10%	)	N/A	(0.54%	)
Operating expenses	(2.14%	)	(1.02%	)	(0.74%	)	N/A	(0.53%	)
Net income	(1.70%		(1.60%	)	(1.84%	)	N/A	(1.07%	)
Total return	(2.49%	)	(1.53%	)	(1.23%	)	N/A	(1.05%	)

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of June 30, 2011 and December 31, 2010:

June 30, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$28,430,799	28,278,515	$26,458,916	26,166,853
Commodity price
Futures contracts	325,602,040	1,800	56,910,261	558
Total	$354,032,839	28,280,315	$83,369,177	26,167,411

December 31, 2010	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$26,660,000	8,582,892	$23,414,000	8,732,908
Commodity price
Futures contracts	131,702,000	1,032	40,518,000	345
Total	$158,362,000	8,583,924	$63,932,000	8,733,253

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended June 30, 2011 and year ended December 31, 2010:

	June 30, 2011		December 31, 2010
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$231,380	$371,160	$1,496,068	$1,088,500
Commodity price
Futures contracts	2,036,147	1,875,080	1,431,993	245,737

Gross derivative assets and liabilities	2,267,527	2,246,240	2,928,061	1,334,237

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$2,267,527	$2,246,240	$2,928,061	$1,334,237

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the three and six months ended June 30, 2011 and 2010:

Primary underlying risk	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Foreign currency exchange rate
Forward contracts	$(112,735)	$76,094	$18,394	$210,959
Commodity price
Futures contracts	(2,651,371)	223,546	(2,265,275)	223,918

Net derivative assets and liabilities	$(2,764,106)	$299,640	$(2,246,881)	$434,877

For the six months ended June 30, 2011 and 2010, futures contracts per Note B are presented net of interest income and expense, and commission expense for a net decrease of $231,133 and $116,498 respectively.

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

The collective performance results of the Investment Funds were negative during the six months ended June 30, 2011. The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the six months ended June 30, 2011 of (5.64%). The returns per class were as follows: (6.48%) for Class A units; (5.54%) for Class B units; (5.28%) for Class C units; and (5.07%) for Class E units. Comparative performance for the six months ended June 30, 2010 resulted in returns per class as follows: (2.49%) for Class A units; (1.53%) for Class B units; (1.23%) for Class C units; and (1.05%) for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund, like most managed futures strategies, was profitable for the year as of April 30, 2011 due to less volatile trends in the market and prominent gains achieved in the currency, precious metals and energy sectors. Performance results in the month of May reversed previous gains and put the Fund at a loss for the year as volatility across many financial markets caused significant losses for most managed futures strategies. Trend reversals resulted in significant losses in the same three sectors representing the primary drivers of previous gains of the Fund - currencies, precious metals and energy. Extremely rare occurrences – such as loses in both equity markets and managed futures markets – continued through June 2011, signaling a lack of consensus surrounding the outlook of continued economic growth. Such market inconsistency prevents medium- and long-term investment strategies from identifying consistent market trends in which to profit. The Fund's performance is not inconsistent with the managed futures markets as a whole.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Portfolio Changes.  In addition to routine allocations and rebalancing of assets as determined by the Fund's Investment Committee, the Fund terminated the Trading Advisory Agreement between ADF Trading Company II, LLC and Systematic Alpha Asset Management (USA), LLC (previously known as Thor Asset Management (USA), LLC) entered into on December 1, 2008 and filed as Exhibit 10.2 of the Fund's Form 10-Q filed on May 15, 2009. Assets previously invested under the Trading Advisory Agreement were re-allocated among other investments held by the Fund.

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

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2011	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$7,615,443	8.75%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	8,370,158	9.62%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	8,287,333	9.52%
ADF Trading Company VII, LLC (Aspen Partners, Ltd.) †	4,472,478	5.14%
ADF Trading Company VIII, LLC (LBR Group Inc.) †	8,802,187	10.12%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	7,666,704	8.81%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	7,266,231	8.35%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	6,314,380	7.26%
Aspen Commodity Long Short Fund, LLC	19,319,016	22.20%
Crabel Fund LP	6,228,328	7.16%
Robeco Transtrend Diversified Fund LLC	2,672,029	3.07%
	$87,014,287	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company VIII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, and ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Financial Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under of the Exchange Act) as of June 30, 2011.  These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner and Chief Financial Officer concluded that, as of June 30, 2011, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From April 1, 2011 through June 30, 2011, a total of 34,195 units were sold for the aggregate net subscription amount of $4,379,552. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
04/01/2011	Class A	$42,680	370.99	$115.04
04/01/2011	Class B	1,711,778	12,999.46	131.68
05/01/2011	Class A	1,221,000	10,293.79	118.62
05/01/2011	Class B	1,058,500	7,798.38	135.73
06/01/2011	Class A	74,594	661.32	112.80
06/01/2011	Class B	239,000	1,844.94	129.54
06/01/2011	Class E	32,000	227.00	140.97
		$4,379,552	34,195.88

(b)	Underwriters and Other Purchasers.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1	Managed Account Agreement between Rotella Capital Management, Inc. and ADF Trading Company XI, LLC dated June 21, 2011. *

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer
-22-