Form 10-Q
period 2011-09-30
Aspen Diversified Fund LLC
filed 2011-11-14
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
ii

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aspen Diversified Fund LLC

Interim Statements of Assets and Liabilities

	Unaudited
	September 30, 2011	December 31, 2010
ASSETS

Investments in investment funds--at fair value--Note B (cost: $26,975,139 and $28,822,465 at September 30, 2011 and December 31, 2010, respectively)	$27,748,569	$32,048,275
Investment in futures contracts--at fair value--Note B	6,253,696	2,928,061
Total investments	34,002,265	34,976,336
Cash and cash equivalents	67,212,062	23,358,269
Other receivables	208,441	208,691
Investments in transit	-0-	16,600,000
Investment fund redemptions receivable	-0-	29,645,432

TOTAL ASSETS	$101,422,768	$104,788,728

LIABILITIES AND NET ASSETS

LIABILITIES

Investment in futures contracts--at fair value--Note B	$4,640,439	$1,334,237
Commissions payable	24,672	23,802
Management, incentive & administrative fees payable--Note D	98,599	102,221
Accounts payable	70,957	51,300
Managed accounts fees payable	453,193	400,108
Membership redemptions payable	485,849	2,681,275
Capital contributions received in advance of admission date	2,133,368	521,391

TOTAL LIABILITIES	7,907,077	5,114,334

NET ASSETS-- Note C	93,515,691	99,674,394

TOTAL LIABILITIES AND NET ASSETS	$101,422,768	$104,788,728

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment income

Realized and unrealized gain (loss) on investments--Note B
Realized gain (loss) on investments	$(728,570)	$675,103	$(493,679)	$2,402,287
Unrealized gain (loss) on investments	1,032,387	3,867,429	(2,432,946)	1,650,808
Net investment income (loss)	303,817	4,542,532	(2,926,625)	4,053,095

Operating expenses
Management and incentive fees	205,561	227,054	667,815	680,876
Administrative fees	77,796	89,691	251,317	269,655
Managed account fees	539,758	316,419	1,525,410	564,998
Trailing commissions	72,705	68,935	224,953	193,376
Miscellaneous operating expenses	65,605	57,664	210,260	161,540
Total operating expenses	961,425	759,763	2,879,755	1,870,445

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(657,608)	$3,782,769	$(5,806,380)	$2,182,650

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Changes in Net Assets

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net assets at beginning of period	$99,674,394	$100,342,985

Capital contributions	17,095,966	17,205,974

Redemptions	(17,448,289)	(15,581,610)

Net (decrease) increase from operations	(5,806,380)	2,182,650

NET ASSETS AT END OF PERIOD	$93,515,691	$104,149,999

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(5,806,380)	$2,182,650

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of net investments	(8,500,000)	(53,790,577)
Proceeds from disposition of investments	9,853,648	52,855,419
Realized loss (gain)	493,679	(2,402,287)
Unrealized loss (gain) on investments	2,432,946	(1,650,808)
Decrease (increase) in redemptions receivable	29,645,432	1,000,000
Decrease in other receivable	250	-0-
Decrease in investments in transit	16,600,000	1,500,000
Increase in commissions payable	870	9,813
Increase in accrued operating expense	19,657	12,361
Increase in managed accounts fee payable	53,085	189,922
Decrease in management, incentive and administrative fees payable	(3,622)	(1,703)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	44,789,566	(95,210)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	18,707,944	24,008,194
Membership redemptions	(19,643,717)	(16,008,966)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(935,773)	7,999,228

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,853,793	7,904,018

Cash and cash equivalents at beginning of period	23,358,269	26,038,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,212,062	$33,942,179

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 2011 and 2010, the Fund had membership redemptions payable of $485,849 and $1,819,985, and contributions received in advance of admission date of $2,133,368 and $7,885,600, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E). As of September 30, 2011, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended September 30, 2011. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of September 30, 2011	Balance as of December 31, 2010
Cash in bank	$7,477,454	$2,003,293
Cash equivalent (T-bills)	1,399,970	-0-
Cash held - managed accounts	58,334,838	21,354,976
Total bank balance	67,212,262	23,358,269
FDIC insurance	(7,477,454)	(2,003,293)
SIPC insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$59,234,808	$20,854,976

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At September 30, 2011 and during the nine months then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the nine months ended September 30, 2011	Cost Basis as of September 30, 2011	Fair Value as of September 30, 2011	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(1,012,998)	16,538,203	16,904,072	18.07%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	294,441	8,000,000	8,294,441	8.87%
Discus Feeder Ltd. †	2,722	-0-	-0-	0.00%
Graham Global Investments Fund Ltd. †	22,283	-0-	-0-	0.00%
Man-AHL Diversified Fund LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	(533,282)	2,436,936	2,550,056	2.73%

Total investment funds	(1,223,231)	26,975,139	27,748,569	29.67%

Futures contracts, net	(1,703,394)	-0-	1,613,257	1.73%

Total	$(2,926,625)	$26,975,139	29,361,826	31.40%

Other assets, less liabilities			64,153,865	68.60%

Net assets			$93,515,691	100.00%

† Fund Shares were fully disposed of during 2010.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At September 30, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$27,748,569	$-0-
Investments in Futures contracts, net	1,613,257	-0-	-0-
Total	$1,613,257	$27,748,569	$-0-

At September 30, 2011, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Unrealized Gains
Foreign exchange contracts	$162,795
Commodity futures contracts	1,450,462
Total	$1,613,257

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010 and during the nine months ended September 30, 2010, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the nine months ended September 30, 2010	Cost Basis as of December 31, 2010	Fair Value as of December 31, 2010	% of Fund’s Net Assets
Investment funds:
Abraham Commodity Fund LP ‡	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis – Cell No. 151) ‡	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River – Cell No. 42) ‡	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC ‡	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund, LLC	(20,839)	20,275,790	21,964,936	22.04%
Boronia Diversified Fund (U.S.), LP †	374,983	-0-	-0-	0.00%
Coolmore Partners LP ‡	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd. †	(228,680)	-0-	-0-	0.00%
Galena Fund Ltd. ‡	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP ‡	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	569,099	-0-	-0-	0.00%
LD Commodities Alpha Fund LP ‡	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP †	808,029	-0-	-0-	0.00%
Millburn Commodity Fund LP ‡	71,837	-0-	-0-	0.00%
MMT Energy Fund ‡	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	762,992	8,546,675	10,083,339	10.11%
Sparta Commodities US Feeder Fund LLC ‡	(299,680)	-0-	-0-	0.00%
Winton Futures Fund †	421,977	-0-	-0-	0.00%

Total investment funds	$2,050,634	28,822,465	32,048,275	32.15%

Futures contracts, net	2,002,461	-0-	1,593,824	1.60%

TOTAL	$4,053,095	$28,822,465	33,642,099	33.75%

Other assets, less liabilities			66,032,295	66.25%

Net assets			$99,674,394	100.00%

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

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of September 30, 2011 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemption Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Systematic Trend Follower	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Systematic Trend Follower	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Discretionary Short-Term	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corporation)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund, LLC	Commodity Specialist	Monthly
Crabel Fund, LP	Systematic Short Term	Monthly
Robeco Transtrend Diversified Fund LLC	Systematic Trend Follower	Monthly

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, the Fund had remitted $-0- and $16,600,000, respectively, to Investment Funds that was not credited to the Fund’s respective capital accounts until the first day of the following month.  These amounts have been recorded as investments in transit.

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

The Fund admits members only on the first day of each month.  At September 30, 2011 and December 31, 2010, the Fund had received capital contributions of $2,133,368 and $521,391, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end with respect to each CTA).  During the nine months ended September 30, 2011 and 2010, the Fund recognized management and incentive fee expenses of $667,815 and $680,876, respectively.

During the nine months ended September 30, 2011 and 2010, the Fund recognized administrative fee expenses of $251,317 and $269,655, respectively.

At September 30, 2011 and December 31, 2010, accounts payable consisted of $98,599 and $102,221, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the nine months ended September 30, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net loss from investments in investment funds	(3.97)	(4.57)	(3.57)	N/A	(5.00)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(3.97)	(4.57)	(3.57)	N/A	(5.00)

Management & incentive fees	(0.85)	(0.98)	(0.57)	N/A	0.00
Administrative fees	(0.30)	(0.34)	(0.08)	N/A	(0.37)
Other expenses	(3.66)	(2.27)	(1.75)	N/A	(2.47)
Total operating expenses	(4.81)	(3.59)	(2.40)	N/A	(2.84)

Ending unit value at September 30, 2011	$107.00	$123.70	$96.92	N/A	$135.07

† Class D units had not yet been issued as of September 30, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment loss	(3.98%	)	(2.82%	)	(4.30%	)	N/A	(2.46%	)
Operating expenses	(4.20%	)	(2.77%	)	(4.03%	)	N/A	(1.99%	)
Net loss	(8.17%	)	(5.60%	)	(8.33%	)	N/A	(4.44%	)
Total return	(7.59%	)	(6.19%	)	(5.81%	)	N/A	(5.48%	)

The portfolio turnover rate for the nine months ended September 30, 2011 was 30.95%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the nine months ended September 30, 2010:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.02	N/A	$131.49

Net income from investments in investment funds	4.15	4.70	3.66	N/A	5.08
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment income	4.15	4.70	3.66	N/A	5.08

Management & incentive fees	(0.81)	(0.91)	(0.53)	N/A	0.00
Administrative fees	(0.28)	(0.32)	(0.04)	N/A	(0.34)
Other expenses	(2.33)	(0.85)	(0.62)	N/A	(0.95)
Total operating expenses	(3.42)	(2.08)	(1.19)	N/A	(1.29)

Ending unit value at September 31, 2010	$110.39	$125.12	$97.49	N/A	$135.28

† Class D Units had not yet been issued as of September 30, 2010.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	5.42%		3.72%		3.13%		N/A	3.70%
Operating expenses	(3.73%	)	(1.71%	)	(1.23%	)	N/A	(0.98%	)
Net income	2.05%		2.02%		1.90%		N/A	2.72%
Total return	0.66%		2.14%		2.60%		N/A	2.88%

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

Forward Contracts

Forward currency and commodities transactions are contracts for delayed delivery of specific currencies and commodities in which the seller agrees to make delivery at a specified date. The Fund enters into these contracts as speculative investments in the change in value of foreign currencies. Risks associated with foreign currency and commodities contracts include the inability of counterparties to meet the terms of their contracts as well as movements in fair value and exchange rates. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the statement of operations.

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of September 30, 2011 and December 31, 2010:

September 30, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$5,663,000	5,899,913	$10,869,000	11,268,313
Commodity price
Futures contracts	264,689,000	1,210	153,879,000	1,121
Total	$270,352,000	5,901,123	$164,748,000	11,269,434

December 31, 2010	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$26,660,000	8,582,892	$23,414,000	8,732,908
Commodity price
Futures contracts	131,702,000	1,032	40,518,000	345
Total	$158,362,000	8,583,924	$63,932,000	8,733,253

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended September 30, 2011 and year ended December 31, 2010:

	September 30, 2011		December 31, 2010
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$411,079	$248,284	$1,496,068	$1,088,500
Commodity price
Futures contracts	5,842,617	4,392,155	1,431,993	245,737

Gross derivative assets and liabilities	6,253,696	4,640,439	2,928,061	1,334,237

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$6,253,696	$4,640,439	$2,928,061	$1,334,237

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the three and nine months ended September 30, 2011 and 2010:

Primary underlying risk	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Foreign currency exchange rate
Forward contracts	$(44,771)	$(72,913)	$(26,377)	$138,046
Commodity price
Futures contracts	918,959	1,826,464	(1,346,316)	2,050,382

Net derivative assets and liabilities	$874,188	$1,753,551	$(1,372,693)	$2,188,428

For the nine months ended September 30, 2011 and 2010, futures contracts per Note B are presented net of interest income and expense, and commission expense for a net decrease of $330,701 and $185,967 respectively.

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

The collective performance results of the Investment Funds were negative during the nine months ended September 30, 2011. The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the nine months ended September 30, 2011 of (6.21%). The returns per class were as follows: (7.59%) for Class A units; (6.19%) for Class B units; (5.81%) for Class C units; and (5.48%) for Class E units. Comparative performance for the nine months ended September 30, 2010 resulted in returns per class as follows: 0.66% for Class A units; 2.14% for Class B units; 2.60% for Class C units; and 2.88% for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund, like most managed futures strategies, was profitable for the year as of April 30, 2011 due to less volatile trends in the market and prominent gains achieved in the currency, precious metals and energy sectors. Performance results in the month of May reversed previous gains and put the Fund at a loss for the year as volatility across many financial markets caused significant losses for most managed futures strategies. Trend reversals resulted in significant losses in the same three sectors representing the primary drivers of previous gains of the Fund - currencies, precious metals and energy. Extremely rare occurrences – such as losses in both equity markets and managed futures markets – continued through September 2011, signaling a lack of consensus surrounding the outlook of continued economic growth. Such market inconsistency prevents medium- and long-term investment strategies from identifying consistent market trends in which to profit. The Fund's performance is not inconsistent with the managed futures markets as a whole.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Portfolio Changes.  In addition to routine allocations and rebalancing of assets as determined by the Fund’s Investment Committee, the Fund terminated the Trading Advisory Agreement between ADF Trading Company II, LLC and Systematic Alpha Asset Management (USA), LLC (previously known as Thor Asset Management (USA), LLC) entered into on December 1, 2008 and filed as Exhibit 10.2 of the Fund's Form 10-Q filed on May 15, 2009. Assets previously invested under the Trading Advisory Agreement were re-allocated among other investments held by the Fund.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of September 30, 2011	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$7,446,520	7.81%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	10,326,717	10.83%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	9,159,644	9.60%
ADF Trading Company VII, LLC (Aspen Partners, Ltd.) †	6,101,938	6.40%
ADF Trading Company VIII, LLC (LBR Group Inc.) †	4,569,640	4.79%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	7,625,585	7.99%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	7,741,147	8.11%
ADF Trading Company XI, LLC (Rotella Capital Management) †	7,896,839	8.28%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	6,780,036	7.11%
Aspen Commodity Long Short Fund, LLC	16,904,072	17.72%
Crabel Fund LP	8,294,441	8.69%
Robeco Transtrend Diversified Fund LLC	2,550,056	2.67%
	$95,396,635	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company VIII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC, and ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Financial Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner and Chief Financial Officer concluded that, as of September 30, 2011, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2011 through September 30, 2011, a total of 83,827 units were sold for the aggregate net subscription amount of $9,560,953. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
07/01/2011	Class A	$95,497	881.97	$108.27
07/01/2011	Class B	165,826	1,331.26	124.56
07/01/2011	Class E	137,000	1,009.82	135.67
08/01/2011	Class A	125,000	1,128.98	109.83
08/01/2011	Class B	330,391	2,610.46	126.56
08/01/2011	Class E	30,000	217.45	137.96
09/01/2011	Class A	130,000	1,209.02	107.53
09/01/2011	Class B	5,602,239	45,138.10	124.11
09/01/2011	Class C	2,945,000	30,299.89	97.19
		$9,560,953	83,826.95

(b)	Underwriters and Other Purchasers.

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

The Fund registered the units on a Registration Statement on Form 10 (Registration No. 000-52544), which was declared effective by the SEC on August 6, 2007. The proceeds from the sale of units will be utilized by the Fund to invest in Investee Pools which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s Investee Pools and Portfolio Managers may trade in as many as 30 to over 50 markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

The Fund’s Managing Member estimates that 80% or more of the Fund’s assets with Investee Pools or Portfolio Managers, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts. All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund. The balance of the Fund’s assets will be held in cash in the Fund’s bank account and will be used to maintain liquidity to pay Fund expenses. The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to its Managing Member, any affiliate or employee of its Managing Member or any other party, and will not invest in equity securities without prior notice to members. The Fund’s Managing Member will not commingle the property of the Fund with the property of any other person or entity.

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

Dated: November 14, 2011

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer
-22-