Form 10-K
period 2011-12-31
Aspen Diversified Fund LLC
filed 2012-03-27
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-K

_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

i

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

As of June 30, 2011, the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $87,115,742.

Documents incorporated by reference: None.

ii

Part I

Part II

Part III

iii

Part I

Item 1. Business.

(a)	General Development of Business.

The Aspen Diversified Fund LLC (the “Fund”) is a limited liability company organized under the laws of Delaware in April 2005. The Fund began investment operations on July 1, 2005.

The Fund’s business is trading a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities. The Fund is a speculative commodity pool and is a “fund of funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed or traded by independent Commodity Trading Advisors (“CTAs”), or other portfolio managers (together with CTAs, “Portfolio Managers”).

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

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund. As of December 31, 2011, the Managing Member had approximately $150.6 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

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

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation:

•         The Fund competes with other commodity pools and other investment vehicles for investors.

•         The Portfolio Managers may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

1

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
2

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
3

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

Past performance records are not necessarily indicative of future trading results. Past performance records of the Fund, the Managing Member, the Investment Funds, and the Portfolio Managers are not necessarily indicative of future results.

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

4

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

Forward trading is largely unregulated. None of the CFTC, NFA, futures exchanges or banking authorities directly regulates forward trading. Because a portion of the Investment Funds’ currency trading takes place in the forward markets, prospective investors must recognize that much of the Fund’s indirect investment activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. Investment Fund deposits with the currency forward counterparties with which the Portfolio Manager trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them. Although the Portfolio Managers deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Investment Fund to the loss of its entire deposit with such counterparty. Although the forward markets are well established, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Fund’s investments in Investment Funds.

Over-the-Counter (“OTC”) trading involves counterparty risks that do not exist in futures trading on exchanges. Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Fund is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will affect the manner in which certain OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. The implementation of these provisions could adversely affect the Fund by increasing transaction and compliance costs.

Trading swaps creates distinctive risks. The Fund currently does not trade in certain swaps, but may do so in the future. Currently, swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions. The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. To the extent the Fund trades swaps, it will be subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties, and until such time as these transactions are cleared or guaranteed by an exchange, the Fund will be subject to the risk of counterparty default on its swaps. In some swap transactions the counterparty may require the Fund to deposit collateral to support the Fund’s obligations under a swap agreement. If the counterparty to such a swap defaults, the Fund would lose the net amount of payments that the Fund is contractually entitled to receive and could lose, in addition, any collateral deposits made with the counterparty. There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps. Participants in the swap markets are not required to make continuous markets in the swaps they trade.
5

However, the regulation of swaps may be subject to substantial change under recently-enacted legislation and pending regulatory action. It is not known exactly how such changes will impact existing swaps positions. These new requirements, however, will alter the manner in which swaps will be traded. Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities. Security-based swaps will be subject to similar requirements as will apply to commodity swaps. Additional regulatory requirements will apply to all swaps.

Options trading can be more volatile than futures trading. The Portfolio Managers have traded futures and forward options in the past and may trade such instruments in the future. Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility - which is directly reflected in the price of outstanding options - can be of much greater significance in trading options than it is in many long-term futures strategies. The use of options can be extremely expensive if market volatility is incorrectly predicted.

Stop-Loss orders may not prevent large losses. Certain of the trading advisors may use stop-loss orders. Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels. No risk control technique can assure that large losses will be avoided.

Trading on non-U.S. futures exchanges presents greater risk than trading on U.S. futures exchanges. The Investment Funds may trade on futures exchanges outside the United States. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. For example, some non-U.S. exchanges, in contrast to United States exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual exchange member with whom the Investment Fund has entered into a futures contract and not of any exchange or clearing corporation. In such cases, the Investment Fund will be subject to the risk of the inability or refusal to perform with respect to the individual exchange member with whom the Investment Fund has entered into a futures contract. Trading on foreign exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect an Investment Fund’s trading activities. In trading on foreign exchanges, the Investment Fund is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

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
6

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

Although the Investment Funds and the Fund are as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products - particularly those managed by systematic, trend-following advisors - to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the Managing Member and the Portfolio Managers, the success of the Fund may be substantially dependent on general market conditions over which the Managing Member and the Portfolio Managers have no control.

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

Investing in Investment Funds poses risks of inadequate information and limited liquidity. Although the Managing Member will attempt to monitor the performance of each Investment Fund, the Fund will not receive information regarding the actual investments made by the Investment Funds and must ultimately rely on (i) the CPO and CTA of each Investment Fund to operate in accordance with the investment strategy or the guidelines laid out by the CPO and CTA of the Investment Fund, and (ii) the accuracy of the information provided to the Fund by the CPO and CTA of the Investment Fund. If the CPO and CTA of an Investment Fund does not operate and manage such pool in accordance with the investment strategy or guidelines specified for such pool, or if the information furnished by an Investment Fund is not accurate, the Fund might sustain losses with respect to its investment in such Investment Fund despite the Managing Member’s attempts to monitor such Investment Fund.
7

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

There is a lack of limited liability when investing in managed accounts. From time to time, the Fund may establish and invest in separately managed accounts managed by Portfolio Managers, as opposed to investing in Investee Pools. Separately managed accounts are typically not subject to the limitations on liability of investors generally offered by Investee Pools. Accordingly, the Fund would be subject to the risk of losses beyond its allocation of assets to such account and, potentially, could lose all of its assets as the result of its investment in such account. To minimize this risk, the Managing Member has established a number of trading companies (limited liability companies formed in Delaware) through which assets would be allocated to Managed Accounts.

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

The Dodd-Frank Act required the CFTC to adopt speculative position limits in certain commodities across futures markets, OTC transactions that perform a significant price discovery function and contracts traded on a foreign board of trade having direct market access from the U.S. that settle against the price of futures contracts traded on a U.S. market. The CFTC has adopted such limits with respect to certain agricultural, energy, and metal contracts. Such proposals and limits are subject to change and may adversely affect the profitability of the Fund.
8

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

The Fund is not a Registered Investment Company. The Fund is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

9

An investment in the Fund may expose investors to complex tax considerations. An investment in the Fund may present complex tax considerations for investors.

Partnership treatment is not assured. There is a risk that the Fund, having more than 100 Members, may be treated as a “publicly traded partnership” taxable as a corporation for federal income tax purposes. Nevertheless, the Fund in all events will be treated as a partnership for federal income tax purpose so long as at least 90% of its annual gross income consists of “qualifying income” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Federal Income Tax Regulations promulgated thereunder (the “Regulations”). The Managing Member believes it is likely, but not certain, that the Fund will meet the qualifying income test. If the Fund were to be treated as a corporation instead of as a partnership for federal income tax purposes, (i) the net income of the Fund would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (ii) Members would not be allowed to deduct their share of Fund losses and (iii) distributions to Members, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Fund, and would be taxable as such.

You may have tax liability attributable to your interest in the Fund even if you have received no distributions and redeemed no units and even if the Fund generated a loss. If the Fund has profit for a taxable year, the profit will be included in your taxable income, whether or not cash or other property is actually distributed to you by the Fund. The Managing Member presently does not intend to make any distributions from the Fund. Accordingly, it is anticipated that federal income taxes on your allocable share of the Fund’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Fund may have capital losses from trading activities that cannot be deducted against the Fund’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Fund generates a net loss.

There is the possibility of a tax audit. The Fund’s tax returns could be audited by a taxing authority. An audit could result in adjustments to the Fund’s tax returns. If an audit results in an adjustment to the Fund’s tax returns, Members could be required to file amended returns and to pay additional taxes plus interest.

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

There is a risk of incurring unrelated business taxable income. Income derived by the Fund from “debt-financed property” will be treated as unrelated business taxable income (“UBTI”), which is taxable to a tax-exempt organization. Although not currently anticipated, it is possible that a Portfolio Manager might acquire debt-financed property. Therefore, this investment might not be suitable for certain tax-exempt investors seeking to avoid UBTI.

Schedules K-1 may be delayed. The Fund will attempt to, but cannot assure that it will be able to, provide a final Schedule K-1 to Members for any given calendar year by April 15 of the following year. In the event that it is not able to do so, the Fund will endeavor to provide estimates of the taxable income or loss allocated to Members on or before April 15. Accordingly, Members may be required to obtain an extension of the filing date for their income tax returns at the federal, state and local levels.

Tax laws are subject to change at any time, including already enacted changes scheduled to take effect in 2013. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December 31, 2012. Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisers.
10

Non-U.S. investors may face exchange rate risk and local tax consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Certain Investment Funds are exempt from registration. The Fund may invest in Investment Funds which operate in a manner so as to be exempt the Portfolio Manager from registration as a commodity pool operator pursuant to CFTC Regulation 4.13(a)(4). Such exempt Investment Funds are therefore not required to deliver a disclosure document and a certified annual report to participants in the Investment Fund. Therefore, the information regarding such investment will not have the same regulatory oversight as if the Investee Pool were required to register.

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
11

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
12

Item 2. Properties.

The Fund does not own or lease any physical properties. The Fund’s administrative office is located within the office of the Managing Member at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327.

Item 3. Legal Proceedings.

The Fund and the Managing Member are not a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

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

As of December 31, 2011, there were 86,282.39 Class A Units held by 105 investors, 540,605.90 Class B Units held by 533 investors, 56,008,97 Class C Units held by 14 investor, and 52,272.92 Class E Units held by 90 investors.

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

From October 1, 2011 through December 31, 2011, a total of 56,655.23 Units were sold for the aggregate net subscription amount of $6,317,535. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”). Details of the sale of the interests are as follows:
13

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price per Unit
10/01/2011	Class B	$1,208,368	9,768.17	$123.70
10/01/2011	Class C	925,000	9,544.26	$96.92
11/01/2011	Class B	3,008,957	25,240.41	$119.21
11/01/2011	Class C	776,000	8,304.91	$93.44
12/01/2011	Class A	65,497	650.56	$100.68
12/01/2011	Class B	202,113	1,730.44	$116.80
12/01/2011	Class C	125,000	1,364.82	$91.59
12/01/2011	Class E	6,600	51.66	$127.75
		$6,317,535	56,655.23

(g)	Underwriters and Other Purchasers.

The Units were not publicly offered. Units were sold only to accredited investors and to a limited number of investors who do not qualify as “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act.

(h)	Consideration.

All Units of the Fund were sold for cash as indicated under the heading “Subscription Amount” in the table above.

(i)	Exemption from Registration Claimed.

The interests were sold pursuant to Rule 506 of Regulation D and the sales were exempt from registration under the Securities Act of 1933.

(j)	Terms of Conversion or Exercise.

Not appliable.

(k)	Use of Proceeds.

Not applicable.

Item 6. Selected Financial Data.

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The Fund began investment operations on July 1, 2005. The selected historical financial data were derived from the financial statements of the Fund, which were audited by Williams Benator and Libby, LLP for the years ended December 31, 2007, and by PMB Helin Donovan, LLP for the years ended December 31, 2011, 2010, 2009 and 2008. The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.
14

Aspen Diversified Fund LLC

Statements of Operations Data

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Investment income (loss)
Realized and unrealized gains (losses) on investments
Realized gains (losses) on investments	$(3,294,790)	$8,488,214	$7,972,332	$5,288,165	$45,519
Unrealized gains (losses) on investments	(4,270,563)	2,228,689	(15,075,898)	7,627,149	8,110,883
Net realized and unrealized gains (losses) on investments	(7,565,353)	10,716,903	(7,103,566)	12,915,314	8,156,402
Interest Income	-0-	-0-	653	33,398	43,719
Total investment income (loss)	(7,565,353)	10,716,903	(7,102,913)	12,948,712	8,200,121

Operating expenses
Management and incentive fees	875,935	916,185	914,851	1,722,143	1,052,688
Administrative expenses	328,178	360,425	503,901	657,763	465,944
Managed account fees	1,791,002	1,146,510	492,194	73,446	-0-
Miscellaneous operating expenses	256,184	201,068	122,029	7,627	6,119
Tailing commissions	286,491	265,655	155,936	111,976	55,952
Total operating expenses	3,537,790	2,889,843	2,188,911	2,572,955	1,580,703

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(11,103,143)	$7,827,060	$(9,291,824)	$10,375,757	$6,619,418

Net increase(decrease) in net assets per unit:
Class A	$(15.81)	$8.07	$(12.28)	$11.16	$9.25
Class B	$(14.24)	$9.11	$(10.97)	$12.98	$11.02
Class C	$(28.31)	$12.64	$(13.03)	$5.81	N/A
Class D	$(12.57)	$10.20	$(10.19)	$16.41	$12.07

The above figures are based upon a weighted average number of units.

Aspen Diversified Fund LLC

Statements of Assets and Liabilities Data

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Members’ capital	$83,713,162	$99,674,394	$100,342,985	$115,876,755	$85,973,252

Net asset value per unit:
Class A	$100.61	$115.78	$109.66	$121.94	$112.32
Class B	$116.92	$131.86	$122.50	$133.53	$120.70
Class C	$91.72	$102.89	$95.03	$102.93	$-0-
Class E	$127.99	$142.91	$131.49	$141.90	$125.61
15

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

Results of Operations. The Fund is a collective investment pool. The net assets invested in the pool decreased by approximately 16.0%, or approximately $15.9 million in 2011 as a result redemptions by existing investors and as a result of operations. During 2010, net assets decreased by approximately $669 thousand. During 2009, 2008, 2007 and 2006, net assets (decreased) increased by approximately ($15.5) million, $29.9 million, $32.7 million, and $37.8 million respectively.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2011 coupled with ongoing operating expenses resulted in a net loss for the overall pool and each Class of Units in the Fund as shown in the chart below. The comparative performance for the years ended December 31, 2010, 2009, 2008 and 2007 is also presented below.

	Overall Pool		Class A Units		Class B Units		Class C Units*		Class E Units
2011 Performance	(11.52%	)	(13.10%	)	(11.34%	)	(10.86%	)	(10.44%	)
2010 Performance	7.51%		5.58%		7.64%		8.28%		8.69%
2009 Performance	(8.31%	)	(10.07%	)	(8.26%	)	(7.69%	)	(7.34%	)
2008 Performance	8.78%		8.56%		10.63%		2.94%		12.97%
2007 Performance	8.62%		6.76%		8.69%		N/A		10.78%

*Class C Units were first issued April 1, 2008.

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
16

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
	Year Ended December 31, 2011
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
ADF Trading Company I, LLC* (Portfolio Manager: Welton Investment Corporation)	$6,874,978	7.64%
ADF Trading Company IV, LLC* (Portfolio Manager: Blackwater Capital Management LLC)	8,467,650	9.42%
ADF Trading Company VI, LLC* (Portfolio Manager: Abraham Trading Company)	8,925,149	9.93%
ADF Trading Company VII, LLC* (Portfolio Manager: Aspen Partners Ltd.)	7,703,633	8.57%
ADF Trading Company VIII, LLC* (Portfolio Manager: LBR Group, Inc.)	4,478,895	4.98%
ADF Trading Company IX, LLC* (Portfolio Manager: Eckhardt Trading Company)	7,543,937	8.39%
ADF Trading Company X, LLC* (Portfolio Manager: Saxon Investment Corporation)	7,741,269	8.61%
ADF Trading Company XI, LLC* (Portfolio Manager: Rotella Investment Corporation)	8,100,845	9.00%
ADF Trading Company XII, LLC* (Portfolio Manager: Tactical Investment Management Corp.)	5,601,176	6.23%
Aspen Commodity Long/Short Fund LLC	16,722,737	18.60%
Crabel Fund LP	7,756,541	8.63%
TOTAL	$89,916,810	100.00%

* ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company VI LLC, ADF Trading Company VII, LLC, ADF Trading Company VIII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC and ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.
17

Each Investment Fund establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool. A summary of the frequency of withdrawal opportunities is set forth below:

Withdrawal Opportunities of Investee Fund	Withdrawals Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corp.)	Daily
Aspen Commodity Long/Short Fund LLC	Monthly
Crabel Fund LP	Monthly

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K can be found on the following pages.
18

ASPEN DIVERSIFIED FUND LLC

FINANCIAL STATEMENTS

(With Report of Independent Registered Public Accounting Firm Thereon)

_______________________

PMB Helin Donovan

Consultants & Certified Public Accountants

_______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Aspen Diversified Fund LLC:

We have audited the accompanying statements of assets and liabilities of Aspen Diversified Fund LLC as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets, cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2011 and 2010, the results of its operations, and cash flows, for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

Austin, Texas

March 26, 2012

F-1

Aspen Diversified Fund LLC

Statements of Assets and Liabilities

	December 31, 2011	December 31, 2010
ASSETS

Investments:
Investments in investment funds – at fair value – Note B
(cost: $24,538,203 and $28,822,465 at December 31, 2011 and 2010, respectively)	$24,479,278	$32,048,275
Unrealized gain on futures contracts– at fair value – Note B	2,478,526	2,928,061
Total investments	26,957,804	34,976,336
Cash and cash equivalents	64,356,685	23,358,269
Interest and other receivables	208,440	208,691
Investment fund redemption receivable	-0-	29,645,432
Investments in transit	-0-	16,600,000
TOTAL ASSETS	$91,522,929	$104,788,728

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts – at fair value – Note B	$1,870,531	$1,334,237
Trailing commissions payable	16,990	23,802
Management, incentive and administrative fees payable – Note D	89,082	102,221
Accounts payable	73,007	51,300
Managed accounts fees payable	177,888	400,108
Membership redemptions payable	2,418,269	2,681,275
Capital contributions received in advance of admission date	3,164,000	521,391
TOTAL LIABILITIES	7,809,767	5,114,334

NET ASSETS – Note C	83,713,162	99,674,394

TOTAL LIABILITIES AND NET ASSETS	$91,522,929	$104,788,728

See notes to financial statements
F-2

Aspen Diversified Fund LLC

Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Investment income (loss)
Realized and unrealized gains (losses) on investments – Note B
Realized gains (losses) on investments	$(3,294,790)	$8,488,214	$7,972,332
Unrealized gains (losses) on investments	(4,270,563)	2,228,689	(15,075,898)
Net realized and unrealized gains (losses) on investments	(7,565,353)	10,716,903	(7,103,566)
Interest income	-0-	-0-	653
TOTAL INVESTMENT INCOME (LOSS)	(7,565,353)	10,716,903	(7,102,913)

Operating expenses – Note D
Management and incentive fees	875,935	916,185	914,851
Administrative expenses	328,178	360,425	503,901
Managed account fees	1,791,002	1,146,510	492,194
Miscellaneous operating expenses	256,184	201,068	118,840
Trailing commissions	286,491	265,655	155,936
TOTAL OPERATING EXPENSES	3,537,790	2,889,843	2,188,911

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(11,103,143)	$7,827,060	$(9,291,824)

See notes to financial statements
F-3

Aspen Diversified Fund LLC

Statements of Changes in Net Assets

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net assets at beginning of year	$99,674,394	$100,342,985	$115,876,755

Capital contributions	23,413,500	26,946,853	22,468,676

Redemptions	(28,271,589)	(35,442,504)	(28,710,622)

Net increase (decrease) from operations	(11,103,143)	7,827,060	(9,291,824)

NET ASSETS AT END OF YEAR	$83,713,162	$99,674,394	$100,342,985

See notes to financial statements
F-4

Aspen Diversified Fund LLC

Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(11,103,143)	$7,827,060	$(9,291,824)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by operating activities:
Purchase of investments, net	(8,500,000)	(26,302,167)	(40,106,347)
Proceeds from disposition of investments	9,489,473	78,753,576	53,042,150
Realized losses (gains) on investments	3,294,790	(8,488,214)	(7,972,332)
Unrealized losses (gains) on investments	4,270,563	(2,228,689)	15,075,898
Decrease (increase) in interest and other receivables	251	(208,691)	793
Decrease (increase) in investment fund redemptions receivable	29,645,432	(28,145,432)	(1,500,000)
Decrease (increase) in investments in transit	16,600,000	(15,600,000)	(400,000)
(Decrease) increase in trailing commissions payable	(6,812)	10,490	528
Increase (decrease) in accounts payable	21,707	(3,223)	54,523
(Decrease) increase in managed accounts fees payable	(222,219)	333,118	(6,456)
Decrease in management, incentive, and administrative fees payable	(13,139)	(4,014)	(37,820)

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,476,903	5,943,814	8,859,113

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	26,056,109	26,384,864	21,768,956
Membership redemptions	(28,534,596)	(35,008,570)	(27,451,648)

NET CASH USED IN FINANCING ACTIVITIES	(2,478,487)	(8,623,706)	(5,682,692)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,998,416	(2,679,892)	3,176,421

Cash and cash equivalents at beginning of year	23,358,269	26,038,161	22,861,740

CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,356,685	$23,358,269	$26,038,161

Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-	$-0-
F-5

Aspen Diversified Fund LLC

Statements of Cash Flows (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

At December 31, 2011, 2010, and 2009, the Company had membership redemptions payable of $2,418,269 , $2,681,275, and $2,247,341, respectively.

At December 31, 2011, 2010, and 2009 the Company had capital contributions received from members in advance of admission date of $3,164,000, $521,391, and $1,083,380, respectively.

See notes to financial statements.
F-6

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

Aspen Partners, Ltd. (the “Managing Member”), acts as the managing member, commodity pool operator, and trading adviser of the Fund. As of December 31, 2011, the Managing Member had approximately $150.6 million of assets under management, including assets of the Fund. The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and a member of the National Futures Association (the “NFA”).

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

In 2010, the Fund transferred assets into a new fund called Aspen Commodity Long/Short Fund LLC (“ACLS”) in exchange for units in that fund. The purpose of this transfer was to provide investors with the opportunity to invest in commodities, separate from other investments that are included in the Fund, such as currencies, financials instruments, and stock indices. The Fund continues to invest in Aspen Commodity Long/Short Fund LLC.

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

Valuation of Investments in Futures Contracts

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

F-8

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

The Fund has reviewed all open tax years and major jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the year-end December 31, 2011. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

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

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of December 31, 2011	Balance as of December 31, 2010
Cash in bank	$8,028,823	$2,003,293
Cash held in managed accounts	56,329,538	21,354,976
Total bank balance	$64,358,361	$23,358,269
FDIC insurance limit	(8,028,823)	(2,003,293)
SIPC insurance limit	(500,000)	(500,000)
Uninsured, uncollateralized balance	$55,829,538	$20,854,976

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

F-9

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

F-10

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At December 31, 2011 and year then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Funds Net Assets
Aspen Commodity Long Short Fund, LLC	$(1,194,333)	$16,538,203	$16,722,737	19.98%
Boronia Diversified Fund (U.S.), LP†	3,801	-0-	-0-	0.00%
Crabel Fund, LP	(243,459)	8,000,000	7,756,541	9.26%
Discus Feeder Ltd.†	2,723	-0-	-0-	0.00%
Graham Global Investments Fund Ltd.†	22,283	-0-	-0-	0.00%
Man-AHL Diversified II LP†	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC‡	(583,140)	-0-	-0-	0.00%

Total investment funds	(1,992,323)	24,538,203	24,479,278	29.24%

Futures contracts, net	(5,573,030)	-0-	607,995	0.73%

Total	$(7,565,353)	$24,538,203	25,087,273	29.97%

Other assets, less liabilities			58,625,889	70.03%

Net assets			$83,713,162	100.00%

† Fund shares fully disposed of in 2010 based on estimates. Amounts represent adjustments to actual.

‡ Fund shares were fully disposed as of December 31, 2011.

At December 31, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$24,479,278	$-0-
Unrealized gains on futures contracts, net	607,995	-0-	-0-
Total	$607,995	$24,479,278	$-0-

At December 31, 2011, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(42,477)
Commodity futures contracts	650,472
Total	$607,995
F-11

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

As of December 31, 2011, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$184,534
Unrealized depreciation	243,459
Total	$58,925

At December 31, 2011, and during the year then ended, the Fund’s investments in investment funds and net gains (losses) by investment objective, as a percentage of total, investments were as follows:

Investment Strategy	Net Losses	Cost Basis	Fair Value	% of Total
Systematic Trend Followers	$(4,377,067)	$-0-	$615,716	2.45%
Systematic Short Term Trend Followers	(1,208,198)	8,000,000	7,756,541	30.92%
Discretionary Short Term Traders	(785,755)	-0-	(7,721)	(0.03%	)
Commodity Specialists	(1,194,333)	16,538,203	16,722,737	66.66%
Total	$(7,565,353)	$24,538,203	$25,087,273	100.00%

At December 31, 2011, and during the year then ended, the Fund’s investments in investment funds and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains (Losses)	Cost Basis	Fair Value	% of Total
United States	$(7,590,359)	$24,538,203	$25,087,273	100.00%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	25,006	-0-	-0-	0.00%
Total	$(7,565,353)	$24,538,203	$25,087,273	100.00%
F-12

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010 and during the year then ended, the Fund’s investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Funds Net Assets
Abraham Commodity Fund LP‡	$(189,827)	$-0-	$-0-	0.00%
AlphaMosaic (US) LLC (Altis–Cell No. 151)‡	(55,977)	-0-	-0-	0.00%
AlphaMosaic (US) LLC (Krom River–Cell No. 42)‡	53,450	-0-	-0-	0.00%
APM Hedged Global Commodity Fund, LDC‡	(116,186)	-0-	-0-	0.00%
Aspen Commodity Long Short Fund, LLC	2,391,194	20,275,790	21,964,936	22.04%
Boronia Diversified Fund (U.S.), LP†	571,247	-0-	-0-	0.00%
Coolmore Partners LP‡	(29,505)	-0-	-0-	0.00%
Discus Feeder Ltd.†	(382,904)	-0-	-0-	0.00%
Galena Fund Limited‡	70,538	-0-	-0-	0.00%
Global Commodity Systematic LP‡	(59,413)	-0-	-0-	0.00%
Graham Global Investments Fund Ltd.†	1,317,207	-0-	-0-	0.00%
LD Commodities Alpha Fund LP‡	11,554	-0-	-0-	0.00%
Man-AHL Diversified II LP†	1,046,991	-0-	-0-	0.00%
Millburn Commodity Fund LP‡	71,837	-0-	-0-	0.00%
MMT Energy Fund‡	(93,718)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	1,848,098	8,546,675	10,083,339	10.12%
Sparta Commodities US Feeder Fund LLC‡	(299,680)	-0-	-0-	0.00%
Winton Futures Fund†	489,615	-0-	-0-	0.00%

Total investment funds	6,644,521	28,822,465	32,048,275	32.15%

Futures contracts, net	4,072,382	-0-	1,593,824	1.60%

Total	$10,716,903	$28,822,465	33,642,099	33.75%

Other assets, less liabilities			66,032,295	66.25%

Net assets			$99,674,394	100.00%

† Fund shares were fully disposed of during 2010.

‡ Fund shares were transferred to Aspen Commodity Long/Short Fund, LLC as of May 1, 2010.

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

At December 31, 2010, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$407,568
Commodity futures contracts	1,186,256
Total	$1,593,824

As of December 31, 2010, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$3,225,810
Unrealized depreciation	-0-
Total	$3,225,810

At December 31, 2010, and during the year then ended, the Fund’s investments in investment funds and net gains (losses) by investment objective, as a percentage of total, investments were as follows:

Investment Strategy	Net Gains/ (Losses)	Cost Basis	Fair Value	% of Total
Systematic Trend Followers	$8,593,322	$8,546,675	$11,677,471	34.71%
Systematic Short Term Trend Followers	358,529	-0-	-0-	0.00%
Systematic Hybrid Trend Followers	(116,186)	-0-	-0-	0.00%
Commodity Specialists	1,881,238	20,275,790	21,964,936	65.29%
Total	$10,716,903	$28,822,465	$33,642,099	100.00%

At December 31, 2010, and during the year then ended, the Fund’s investments in investment funds and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains	Cost Basis	Fair Value	% of Total
United States	$9,921,967	$28,822,465	$33,642,099	100.00%
Caribbean (Bermuda, Bahamas, and Cayman Islands)	794,936	-0-	-0-	0.00%
Total	$10,716,903	$28,822,465	$33,642,099	100.00%
F-14

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

During the year ended December 31, 2009, the Fund’s net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds & Futures Contracts	Net Gains/ (Losses)
Abraham Commodity Fund LP	$(227,778)
AlphaMosaic (US) LLC (Altis - Cell No. 151)	(225,772)
AlphaMosaic (US) LLC (Krom River - Cell No. 42)	(68,192)
APM Hedged Global Commodity Fund, LDC	(573,295)
Boronia Diversified Fund (U.S.), LP	(931,965)
Discus Fund Ltd.	243,054
Discus Feeder Ltd.	18,221
Galena Fund Ltd.	(3,043)
Global Commodity Systematic LP	144,947
HFR MF Diversified Select Master Trust	(1,122,923)
Man-AHL Diversified II LP	(2,677,670)
Millburn Commodity Fund LP	(152,545)
MMT Energy Fund	(212,084)
Robeco Transtrend Diversified Fund LLC	(1,367,183)
Sparta Commodities US Feeder Fund LLC	147,988
Winton Futures Fund	(12,885)
Total investment funds	(7,021,125)

Futures contracts, net	(82,441)

Total	$(7,103,566)

At December 31, 2009, and during the year then ended, the Fund’s investments in investment funds and net losses by investment objective, as a percentage of total investments were as follows:

Investment Strategy	Net Losses
Diversified Long-Term Trend Followers	$(4,387,022)
Diversified Medium-Term Trend Followers	$(1,367,184)
Diversified Short-Term Trend Followers	$(137,259)
Commodity Specialists	(1,212,101)
Total	$(7,103,566)

During the year ended December 31, 2009 the Fund’s net losses by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Losses
United States	$(5,453,496)
Caribbean (Bermuda, Bahamas, and Cayman Islands)	(1,650,070)
Total	$(7,103,566)
F-15

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

The investment objectives and redemptions permitted for the investment funds in which the Fund had invested as of December 31, 2011 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Withdrawals Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Systematic Trend Follower	Daily
ADF Trading Company VI, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Systematic Trend Follower	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Discretionary Short-Term Trader	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Company)	Systematic Trend Follower	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corp.)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund LLC	Commodity Specialist	Monthly
Crabel Fund LP	Systematic Trend Follower	Monthly

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

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund. Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Fund had remitted $-0- and $16,600,000, respectively, to the investment funds and managed accounts that would not be credited to its respective capital accounts until the first day of the following month. These amounts were recorded as investments in transit.

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

The Fund admits members only on the first day of each month. At December 31, 2011 and 2010, the Fund had received capital contributions of $3,164,000 and $521,391, respectively that were credited to the member’s capital accounts on the first day of the following month or in a future admission period. These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – NET ASSETS – Continued

During the years ended December 31, 2009, 2010 and 2011, net assets changed as follows:

	Class A	Class B	Class C	Class E	Total
Net asset value at December 31, 2008	$7,656,205	$84,376,645	$6,063,330	$17,780,575	$115,876,755
Issuance of units	2,650,160	19,198,544	400,000	219,972	22,468,676
Redemption of units	(1,904,431)	(19,157,755)	(4,252,747)	(3,395,689)	(28,710,622)
Net decrease from operations	(820,757)	(6,842,014)	(379,933)	(1,249,120)	(9,291,824)

Net asset value at December 31, 2009	$7,581,177	$77,575,420	$1,830,650	$13,355,738	$100,342,985
Issuance of units	7,269,842	19,482,471	1,000	193,540	26,946,853
Redemption of units	(1,030,323)	(27,435,632)	(1,940,936)	(5,035,613)	(35,442,504)
Net decrease from operations	941,859	5,779,914	110,341	994,946	7,827,060

Net asset value at December 31, 2010	$14,762,555	$75,402,173	$1,055	$9,508,611	$99,674,394
Issuance of units	1,964,268	15,597,632	5,521,000	330,600	23,413,500
Redemption of units	(5,977,113)	(19,852,268)	(70,876)	(2,371,332)	(28,271,589)
Net decrease from operations	(2,068,771)	(7,942,526)	(314,158)	(777,688)	(11,103,143)

Net asset value at December 31, 2011	$8,680,939	$63,205,011	$5,137,021	$6,690,191	$83,713,162

Unit transactions for the year ended December 31, 2009, 2010 and 2011 were as follows:

	Class A	Class B	Class C	Class E	Total
Units outstanding at December 31, 2008	62,787	631,907	58,904	125,305	878,903
Units issued	23,042	150,104	4,133	1,612	178,891
Units redeemed	(16,697)	(148,754)	(43,771)	(25,341)	(234,563)
Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231

Net asset value per unit at December 31, 2009	$109.66	$122.50	$95.03	$131.49

Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231
Units issued	67,795	157,755	10	1,477	227,037
Units redeemed	(9,418)	(219,198)	(19,266)	(36,516)	(284,398)
Units outstanding at December 31, 2010	127,509	571,814	10	66,537	765,870

Net asset value per unit at December 31, 2010	$115.78	$131.86	$102.89	$142.91

Units outstanding at December 31, 2010	127,509	571,814	10	66,537	765,870
Units issued	16,999	123,970	56,773	2,377	200,119
Units redeemed	(58,226)	(155,178)	(774)	(16,641)	(230,819)
Units outstanding at December 31, 2011	86,282	540,606	56,009	52,273	735,170

Net asset value per unit at December 31, 2011	$100.61	$116.92	$91.72	$127.99
F-17

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined. During the years ended December 31, 2011, 2010 and 2009, the Fund recognized management and incentive fee expenses of $875,935, $916,185, and $914,851 respectively. An incentive of $11,167 was paid during 2011. There were no incentive fees paid during the year ended December 31, 2010 and 2009.

At December 31, 2011, 2010 and 2009, the Fund recognized expenses of $328,178, $360,425, and $503,901, respectively related to certain accounting and administrative services provided by the managing member.

At December 31, 2011 and 2010 accounts payable consisted of $89,082 and $102,221, respectively, related to management fees, incentive fees and administrative fees.

Interests in the Fund are marketed through Frontier Solutions, LLC, a registered Broker/Dealer. As of December 31, 2011, there were no fees paid to Frontier Solutions by the Fund.

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

Financial highlights were as follows for the year ended December 31, 2011:

Per Unit Activity	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	$142.91

Net realized and unrealized loss on investments	(9.14)	(10.54)	(8.25)	(11.52)
Interest income	0.00	0.00	0.00	0.00
Total investment loss	(9.14)	(10.54)	(8.25)	(11.52)

Management and incentive fees	(1.11)	(1.28)	(0.75)	-0-
Administrative and other expenses	(4.92)	(3.12)	(2.16)	(3.40)
Total operating expenses	(6.03)	(4.40)	(2.91)	(3.40)

Ending unit value December 31, 2011	$100.61	$116.92	$91.73	$127.99

	Class A	Class B	Class C	Class E
Net investment loss	(8.78% )	(7.53% )	(23.98% )	(6.48%	)
Operating expenses, before incentive fees	(5.23% )	(3.46% )	(4.98% )	(2.40%	)
Operating expenses, after incentive fees	(5.23% )	(3.46% )	(4.98% )	(2.40%	)
Decrease in net assets	(14.01% )	(10.98% )	(28.96% )	(8.89%	)
Total return	(13.10% )	(11.34% )	(10.85% )	(10.44%	)
Earnings per unit	$(15.81)	$(14.24)	$(28.31)	$(12.57)

The portfolio turnover rate for the year ended December 31, 2011 was 34.98%.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2010:

Per Unit Activity	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.03	$131.49

Net realized and unrealized gain on investments	11.14	12.64	9.85	13.67
Interest income	0.00	0.00	0.00	0.00
Total investment gain	11.14	12.64	9.85	13.67

Management and incentive fees	(1.09)	(1.23)	(0.72)	-0-
Administrative and other expenses	(3.93)	(2.05)	(1.27)	(2.25)
Total operating expenses	(5.02)	(3.28)	(1.99)	(2.25)

Ending unit value December 31, 2010	$115.78	$131.86	$102.89	$142.91

	Class A	Class B	Class C	Class E
Net investment income	12.33%	10.12%	9.42%	9.32%
Operating expenses, before incentive fees	(4.89% )	(2.64% )	(2.04% )	(1.55%	)
Operating expenses, after incentive fees	(4.89% )	(2.64% )	(2.04% )	(1.55%	)
Increase in net assets	7.44%	7.47%	7.39%	7.77%
Total return	5.58%	7.64%	8.27%	8.69%
Earnings per unit	$8.07	$9.11	$12.64	$10.20

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of December 31, 2011 and 2010:

December 31, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$4,013,000	4,042,940	$5,320,000	5,307,817
Commodity price
Futures contracts	188,425,000	1,105	111,445,000	1,179
Total	$192,438,000	4,044,045	$116,765,000	5,308,996

December 31, 2010	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$8,594,000	8,487,381	$8,722,000	8,604,344
Commodity price
Futures contracts	155,475,000	1,347	43,533,000	345
Total	$164,069,000	8,488,728	$52,255,000	8,604,689

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the year ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$33,269	$75,746	$125,219	$136,162
Commodity price
Futures contracts	2,445,257	1,794,785	2,802,842	1,198,075

Gross derivative assets and liabilities	2,478,526	1,870,531	2,928,061	1,334,237

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$2,478,526	$1,870,531	$2,928,061	$1,334,237
F-22

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS - Continued

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the year ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Primary underlying risk	Amount of Loss	Amount of Gain
Foreign currency exchange rate
Forward contracts	$(526,124)	$178,435
Commodity price
Futures contracts	(4,628,874)	4,130,863
Total	$(5,154,998)	$4,309,298

For the years ended December 31, 2011 and 2010, futures contracts per Note B are presented net of interest income and expense, and commission expense for a net decrease of $418,032 and $236,916 respectively.

NOTE G – SUBSEQUENT EVENTS

During the period from January 1, 2012 through March 22, 2012, the Fund received additional capital contributions of $4,031,073 and members requested redemptions of $6,588,890.

NOTE H – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2010.

	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Total investment income (loss)	$(4,638,727)	$303,818	$(4,057,197)	$826,754	$6,663,808	$4,542,532	$(1,379,903)	$890,466
Total expenses	658,035	961,426	881,047	1,037,282	1,019,398	759,763	577,789	532,893
Net increase (decrease) in net assets	$(5,296,762)	$(657,608)	$(4,938,244)	$(210,528)	$5,644,410	$3,782,769	$(1,957,692)	$357,573

Net increase (decrease) in net assets per weighted average unit:

	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Class A	$(6.72)	$(1.26)	$(7.21)	$(0.75)	$5.35	$3.44)	$(2.56)	$1.33
Class B	$(6.80)	$(0.86)	$(6.39)	$(0.21)	$6.68	$4.41	$(2.24)	$0.27
Class C	$(5.05)	$(1.01)	$(5.42)	$(0.87)	$5.40	$3.64	$(1.59)	$(0.15)
Class E	$(7.09)	$(0.49)	$(6.19)	$0.16	$7.90	$5.08	$(2.08)	$0.63
F-23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, they concluded that, as of December 31, 2011, the Fund’s disclosure controls are effective.

Management’s Report on Internal Control over Financial Reporting. The Managing Member of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Member has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Member has concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in the Fund’s internal control over financial reporting in the twelve months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

The principals and executive officers of the Managing Member are Kenneth E. Banwart, William Ware Bush, Bryan R. Fisher, Adam Langley, Deborah Terry, and Paul Morin.

Kenneth E. Banwart, born in 1942, is Managing Partner of the Managing Member and President of Frontier Solutions, LLC, a wholly-owned broker/dealer subsidiary of the Managing Member. He has over 40 years’ experience in the selection and management of a wide range of alternative investments.
19

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
20

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
21

(f) Involvement in Certain Legal Proceedings.

None.

(g) Promoters and Control Persons.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock. Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2011 the Company’s insiders have complied with all Section 16(a) filing requirements applicable to them.

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

As of December 31, 2011, there was one beneficial owner who owned more than five percent (5%) of the outstanding Units of the Fund.

(b) Security ownership of management.

As of December 31, 2011, management and principals of the Managing Member own interests in the Fund as presented below.

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class C	Aspen Partners, Ltd. †	10.26 Units	0.02%
Class E	Aspen Partners, Ltd. †	1,831.90 Units	3.50%
Class E	Kenneth E. Banwart	493.68 Units	0.94%
Class E	Bryan R. Fisher	235.20 Units	0.45%

† Kenneth E. Banwart, William Ware Bush, Bryan R. Fisher, and Paul Morin control the voting and dispositive powers over the Units held by Aspen Partners, Ltd.

22

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

For the fiscal year ended December 31, 2011, the Managing Member received $864,768 in management fees, $328,178 in administrative fees, and $11,167 in incentive fees from the Fund.

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

The aggregate fees billed to the Fund, and paid by the Fund, to the independent registered public accounting firms, PMB Helin Donovan LLP, for professional services rendered in connection with the audit of the Fund’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Fund’s Quarterly Reports on Form 10-Q, totaled approximately $80,000 and $83,000 for the fiscal years 2011 and 2010, respectively.

(b)	Audit-Related Fees.

There were no fees billed to the Fund by PMB Helin Donovan LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Fund’s financial statements that are not already reported in the paragraph immediately above for the years 2011 and 2010 respectively.

(c)	Tax Fees.

The aggregate fees billed to the Fund, and paid by the Fund, by Williams Benator & Libby LLP for professional services rendered for tax compliance totaled approximately $14,000 and $14,400 for the years 2011 and 2010, respectively. These services included review of the Fund’s domestic tax compliance information. There were no other professional services for tax compliance work in 2011 or 2010.
23

(d)	All Other Fees.

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for products and services other than as set forth above for the years 2011 and 2010.

(e)	Engagement of the Independent Registered Public Accounting Firm.

The Managing Member was responsible for engaging PMB Helin Donovan LLP to audit the Fund’s financial statements for 2009, 2010 and 2011. The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of PMB Helin Donovan LLP were contracted.

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are included as a part of this Form 10-K:

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1	Form Selling Agent Agreement, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

10.2	Managed Account Agreement between Tactical Investment Management Corporation and ADF Trading Company XII, LLC dated January 24, 2011, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on May 16, 2011. *

10.3	Sub-Manager Agreement between Rotella Capital Management, Inc. and ADF Trading Company XI, LLC dated June 21, 2011, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on August 12, 2011. *

14	Code of Ethics of the Managing Member, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 16, 2009.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2011.

31.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to Rule13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 31, 2011.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2011.

32.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2011.

101	The following financial information for Aspen Diversified Fund LLC formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Income), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

24

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2012

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer
25