Form 10-Q
period 2012-03-31
Aspen Diversified Fund LLC
filed 2012-05-15
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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
ii

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aspen Diversified Fund LLC

Interim Statements of Assets and Liabilities

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS

Investments:
Investments in investment funds--at fair value--Note B (cost: $24,242,371 and $24,538,203 at March 31, 2012 and December 31, 2011, respectively)	$24,442,066	$24,479,278
Unrealized gain on futures contracts--at fair value--Note B	1,711,398	2,478,526

Total investments	26,153,464	26,957,804
Cash and cash equivalents	60,281,519	64,356,685
Other receivables	163,017	208,440
Investment funds redemptions receivable	300,000	-0-

TOTAL ASSETS	$86,898,000	$91,522,929

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts--at fair value--Note B	$2,254,082	$1,870,531
Trailing commissions payable	16,853	16,990
Management, incentive & administrative fees payable--Note D	88,556	89,082
Accounts payable	62,574	73,007
Managed accounts fees payable	238,725	177,888
Membership redemptions payable	4,838,686	2,418,269
Capital contributions received in advance of admission date	25,000	3,164,000

TOTAL LIABILITIES	7,524,476	7,809,767

NET ASSETS--Note C	79,373,524	83,713,162

TOTAL LIABILITIES AND NET ASSETS	$86,898,000	$91,522,929

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Investment income

Realized and unrealized gain (loss) on investments--Note B
Realized gain (loss) on investments	$(275,084)	$1,819,841
Unrealized loss on investments	(892,060)	(993,088)
Net realized and unrealized gain (loss) on investments	(1,167,144)	826,753
Other loss	(880)	-0-
TOTAL INVESTMENT INCOME (LOSS)	(1,168,024)	826,753

Operating expenses--Note D
Management and incentive fees	195,849	229,023
Administrative expenses	72,191	88,784
Managed account fees	276,704	591,455
Trailing commissions	42,790	74,718
Miscellaneous operating expenses	43,069	53,301
TOTAL OPERATING EXPENSES	630,603	1,037,281

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,798,627)	$(210,528)

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Changes in Net Assets

(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net assets at beginning of period	$83,713,162	$99,674,394

Capital contributions	4,006,073	3,156,460

Redemptions	(6,547,084)	(2,565,450)

Net decrease from operations	(1,798,627)	(210,528)

NET ASSETS AT END OF PERIOD	$79,373,524	$100,054,876

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets resulting from operations	$(1,798,627)	$(210,528)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of net investments	-0-	(6,500,000)
Proceeds from disposition of investments	20,748	8,431,914
Realized loss (gain) on investments	275,084	(1,819,841)
Unrealized loss on investments	892,060	993,088
(Increase) decrease in redemptions receivable	(300,000)	29,558,360
Decrease in interest and other receivables	45,422	157
Decrease in investments in transit	-0-	16,600,000
(Decrease) increase in trailing commissions payable	(137)	1,544
(Decrease) increase in accrued operating expense	(10,433)	22,700
Increase in managed accounts fee payable	60,837	353,420
(Decrease) increase in management, incentive and administrative fees payable	(526)	5,161

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(815,572)	47,435,975

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	867,073	4,090,847
Membership redemptions	(4,126,667)	(3,858,910)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,259,594)	231,937

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,075,166)	47,667,912

Cash and cash equivalents at beginning of period	64,356,685	23,358,270

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,281,519	$71,026,182

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31, 2012 and 2011, the Fund had membership redemptions payable of $4,838,686 and $2,418,269, and contributions received in advance of admission date of $25,000 and $3,164,000, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E). As of March 31, 2012, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended March 31, 2012. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the FDIC. The Fund’s operating and cash management accounts are held at Bank of America, N.A. and PNC Bank, N.A. The Fund has established managed accounts to be traded by certain CTAs on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC and R.J. O’Brien & Associates, LLC to secure trading positions in currency and commodity futures. These funds are privately insured by the Securities Investor Protection Corporation (“SIPC”) as such limits may be amended from time to time.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of March 31, 2012	Balance as of December 31, 2011
Cash in bank	$34,848,757	$8,028,823
Cash held - managed accounts	25,434,419	56,329,538
Total bank balance	60,283,176	64,358,361
FDIC insurance	(34,848,757)	(8,028,823)
SIPC insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$24,934,419	$55,829,538

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

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety. All assets and liabilities are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the Interim Statements of Assets and Liabilities.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At March 31, 2012 and during the three months then ended, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the three months ended March 31, 2012	Cost Basis as of March 31, 2012	Fair Value as of March 31, 2012	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(93,543)	16,538,203	16,629,195	20.95%
Crabel Fund, LP	356,330	7,704,168	7,812,871	9.84%
Total investment funds	262,787	24,242,371	24,442,066	30.79%

Futures contracts, net	(1,429,931)	-0-	(542,684)	(0.68%	)

Total	$(1,167,144)	$24,242,371	23,899,382	30.11%

Other assets, less liabilities			55,474,142	69.89%

Net assets			$79,373,524	100.00%

At March 31, 2012, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$24,442,066	$-0-
Investments in Futures contracts, net	(542,684)	-0-	-0-
Total	$(542,684)	$24,442,066	$-0-

At March 31, 2012, the Fund’s investments in futures contracts and net unrealized losses by type, were as follows:

Futures Contract Type	Net Unrealized Losses
Foreign exchange contracts	$(119,579)
Commodity futures contracts	(423,105)
Total	$(542,684)

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011 and during the three months ended March 31, 2011, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the three months ended March 31, 2011	Cost Basis as of December 31, 2011	Fair Value as of December 31, 2011	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	421,478	16,538,203	16,722,737	19.98%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	62,123	8,000,000	7,756,541	9.26%
Discus Feeder Ltd. †	3,825	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	58,183	-0-	-0-	0.00%
Man-AHL Diversified II LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	(118,932)	-0-	-0-	0.00%

Total investment funds	$430,280	24,538,203	24,479,278	29.24%

Futures contracts, net	396,473	-0-	607,995	0.73%

TOTAL	$826,753	$24,538,203	25,087,273	29.97%

Other assets, less liabilities			58,625,889	70.03%

Net assets			$83,713,162	100.00%

† Fund shares were fully disposed of during 2010. Amounts represent adjustments to actual.

At December 31, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$24,479,278	$-0-
Investments in Futures contracts, net	607,995	-0-	-0-
Total	$607,995	$24,479,278	$-0-

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains (Losses)
Foreign exchange contracts	$(42,477)
Commodity futures contracts	650,472
Total	$607,995

The investment objectives and redemption policies for the Investment Funds and managed accounts in which the Fund was invested as of March 31, 2012 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemption Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Systematic Trend Follower	Daily
ADF Trading Company V, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners, Ltd.)	Systematic Trend Follower	Daily
ADF Trading Company VIII, LLC (LBR Group, Inc.)	Discretionary Short-Term	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corporation)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund, LLC	Commodity Specialist	Monthly
Crabel Fund, LP	Systematic Short Term	Monthly

The Investment Funds engage primarily in speculative trading of U.S. and foreign futures contracts and options on U.S. and foreign futures contracts, and foreign currency transactions. The Investment Funds are exposed to both market risks – the risk arising from changes in the market value of the contracts, and credit risk – the risk of failure by another party to perform according to the terms of a contract. Furthermore, certain of the Investment Funds include restrictions as to the minimum amount of time that an investor must remain invested in the Investment Fund.

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at March 31, 2012 and December 31, 2011.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – NET ASSETS

The Fund maintains separate capital accounts for its members.  Net profits and net losses, and expenses attributable to each class are allocated to the members holding units of each class in proportion to their respective unit ownership percentages.

Each member may withdraw all or any portion of his/her capital account as of the end of each calendar month, provided that the withdrawing member gives at least ten business days prior written notice.

The Fund admits members only on the first day of each month.  At March 31, 2012 and December 31, 2011, the Fund had received capital contributions of $25,000 and $3,164,000, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

In addition to the fees outlined in the above table, the Fund pays its operating expenses and custody fees. The operating expenses will be allocated pro-rata to each class of units. The custody fees will be paid by each class as incurred.

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end).  During the three months ended March 31, 2012 and 2011, the Fund recognized management and incentive fee expenses of $195,849 and $229,023, respectively.

During the three months ended March 31, 2012 and 2011, the Fund recognized administrative fee expenses of $72,191 and $88,784, respectively.

At March 31, 2012 and December 31, 2011, accounts payable consisted of $88,556 and $89,082, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended March 31, 2012:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.73	N/A	$127.99

Net loss from investments in investment funds	(1.36)	(1.59)	(1.24)	N/A	(1.74)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(1.36)	(1.59)	(1.24)	N/A	(1.74)

Management & incentive fees	(0.25)	(0.29)	(0.17)	N/A	0.00
Administrative fees	(0.09)	(0.10)	(0.02)	N/A	(0.11)
Other expenses	(0.86)	(0.44)	(0.35)	N/A	(0.47)
Total operating expenses	(1.20)	(0.83)	(0.54)	N/A	(0.58)

Ending unit value at March 31, 2012	$98.05	$114.50	$89.95	N/A	$125.67

† Class D units had not yet been issued as of March 31, 2012.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment loss	(1.34%	)	(1.36%	)	(1.37%	)	N/A	(1.36%	)
Operating expenses	(1.20%	)	(0.71%	)	(0.58%	)	N/A	(0.45%	)
Net loss	(2.54%	)	(2.07%	)	(1.95%	)	N/A	(1.81%	)
Total return	(2.55%	)	(2.06%	)	(1.93%	)	N/A	(1.81%	)

The portfolio turnover rate for the three months ended March 31, 2012 was 0.34%. The portfolio turnover rate is a measure of the Investment Funds and futures contracts based on the positions during the current period, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the three months ended March 31, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net income from investments in investment funds	0.98	1.11	0.87	N/A	1.20
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment income	0.98	1.11	0.87	N/A	1.20

Management & incentive fees	(0.29)	(0.33)	(0.19)	N/A	0.00
Administrative fees	(0.10)	(0.12)	(0.03)	N/A	(0.13)
Other expenses	(1.33)	(0.84)	(0.65)	N/A	(0.92)
Total operating expenses	(1.72)	(1.29)	(0.87)	N/A	(1.05)

Ending unit value at March 31, 2011	$115.04	$131.68	$102.89	N/A	$143.06

† Class D Units had not yet been issued as of March 31, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	0.82%		0.81%		0.19%		N/A	0.84%
Operating expenses	(1.47%	)	(0.97%	)	(1.02%	)	N/A	(0.73%	)
Net income	(0.64%	)	(0.16%	)	(0.84%	)	N/A	0.11%
Total return	(0.63%	)	(0.14%	)	(0.01%	)	N/A	0.11%

The portfolio turnover rate for the three months ended March 31, 2011 was 9.55%. The portfolio turnover rate is a measure of the Investment Funds and futures contracts based on the positions during the current period, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

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

The Fund’s derivative activity is stated at fair value. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the Interim Statements of Operations.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

Forward Contracts

Forward currency and commodities transactions are contracts for delayed delivery of specific currencies and commodities in which the seller agrees to make delivery at a specified date. The Fund enters into these contracts as speculative investments in the change in value of foreign currencies. Risks associated with foreign currency and commodities contracts include the inability of counterparties to meet the terms of their contracts as well as movements in fair value and exchange rates. Changes in unrealized appreciation or depreciation of the investments are recognized as unrealized gains and losses in the Interim Statements of Operations.

Futures Contracts

A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. The Fund may use futures contracts to gain exposure to, or hedge against, changes in the value of equities and commodities, interest rates or foreign currencies.

Futures contracts provide reduced counterparty risk to the Fund since futures are exchange-traded. The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). Payments are made or received by the Fund each day, depending on the fluctuations in the contract value, and are recorded as unrealized gains or losses on the Fund’s financial statements.

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of March 31, 2012 and December 31, 2011:

March 31, 2012	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$4,876,850	4,841,310	$874,791	843,564
Commodity price
Futures contracts	131,468,896	2,069	51,806,846	480
Total	$136,345,746	4,843,379	$52,681,637	844,044

December 31, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$4,013,000	4,042,940	$5,320,000	5,307,817
Commodity price
Futures contracts	188,425,000	1,105	111,445,000	1,179
Total	$192,438,000	4,044,045	$116,765,000	5,308,996

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012		December 31, 2011
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$117,661	$237,240	$33,269	$75,746
Commodity price
Futures contracts	1,593,737	2,016,842	2,445,257	1,794,785

Gross derivative assets and liabilities	1,711,398	2,254,082	2,478,526	1,870,531

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$1,711,398	$2,254,082	$2,478,526	$1,870,531

The net gain and loss amounts included in the statement of operations as net gain (loss) from derivative contracts, categorized by underlying risk for the three months ended March 31, 2012 and 2011:

Primary underlying risk	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Foreign currency exchange rate
Forward contracts	$(30,473)	$131,128
Commodity price
Futures contracts	(1,287,131)	386,096
Total	$(1,317,604)	$517,224

For the three months ended March 31, 2012 and 2011, futures contracts per Note B are presented net of interest income and expense and commission expense for a net decrease of $112,327 and $20,751 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to monthly.  The Fund maintains a limited cash position, but retains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members.  Redemption requests could be delayed due to liquidity constraints of Investment Funds. Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were negative during the three months ended March 31, 2012. The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the three months ended March 31, 2012 of (2.08%). The returns per class were as follows: (2.55%) for Class A units; (2.06%) for Class B units; (1.93%) for Class C units; and (1.81%) for Class E units. Comparative performance for the three months ended March 31, 2011 resulted in returns per class as follows: (0.63%) for Class A units; (0.14%) for Class B units; (0.01%) for Class C units; and 0.11% for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund was unprofitable for the quarter as losses in January and March outweighed modest gains in February. With the sustained rally in US equities during the quarter, driven by improving domestic economic conditions, the Fund benefited from the rally in indices, but concurrently, the pause/reversal in the uptrend in bonds and notes caused the vast majority of trend-based managers to give back open profits from what was last year's most profitable trading opportunity. At the same time, currency and commodity markets were impacted by both market specific fundamentals (which was a welcome development) and to a more modest extent the macro economic environment. The currency sector was unprofitable for the period as the countervailing influences of better than expected US economic condition followed by weakness in the Euro region and declining growth in Asia, caused first an uptrend and then a reversal downward in commodity currencies resulting in losses for the Fund. In addition, unexpected strength in the Euro, which had been in a downtrend added to loses in the currency sector. The same dynamic applied to industrial metals as well as to precious metals, both of which were unprofitable. The energy sector was profitable on declining natural gas prices due to high production and unusually low consumption due to the mildest winter on record in the eastern half of the nation. The petroleum complex was also profitable as the expanding embargo on Iranian oil raised concerns over tight supplies globally. Grains were profitable as fundamental factors lead to a rally in the soybean complex (planting intentions in the US favor corn planting, while weather in South American negatively impacted soybean crops.) In the softs sector, coffee and cocoa were modestly profitable as the supplies and expected production well exceeded the demand outlook.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Portfolio Changes.  There were no material changes to the portfolio other than routine allocations and rebalancing of assets as determined by the Fund’s Investment Committee.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in Investment Funds managed by independent CTAs or other Portfolio Managers.  The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of March 31, 2012	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$6,728,161	7.63%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	7,983,501	9.05%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	8,301,414	9.41%
ADF Trading Company VII, LLC (Aspen Partners, Ltd.) †	7,547,435	8.55%
ADF Trading Company VIII, LLC (LBR Group Inc.) †	4,474,506	5.07%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	7,541,924	8.55%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	7,740,111	8.77%
ADF Trading Company XI, LLC (Rotella Capital Management) †	8,266,386	9.37%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	5,208,296	5.90%
Aspen Commodity Long Short Fund, LLC	16,629,161	18.85%
Crabel Fund, LP	7,812,871	8.85%
	$88,233,766	100.00%

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner and the Chief Financial Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner and Chief Financial Officer concluded that, as of March 31, 2012, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From January 1, 2012 through March 31, 2012, a total of 36,064.11 units were sold for the aggregate net subscription amount of $4,006,073. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
01/01/2012	Class A	$24,500	243.51	$100.61
01/01/2012	Class B	3,248,579	27,785.79	116.92
01/01/2012	Class C	90,000	981.27	91.72
02/01/2012	Class A	1,295	13.00	99.60
02/01/2012	Class B	5,000	43.13	115.94
02/01/2012	Class C	636,699	6,997.41	90.99
		$4,006,073	36,064.11

(b)	Underwriters and Other Purchasers.

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

The Fund registered the units on a Registration Statement on Form 10 (Registration No. 000-52544), which was declared effective by the SEC on August 6, 2007. The proceeds from the sale of units will be utilized by the Fund to invest in Investment Funds which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing. The Fund’s CTAs and Portfolio Managers may trade in as many as 30 to over 50 markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

The Fund’s Managing Member estimates that 90% or more of the Fund’s assets with Investment Funds, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts. All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund. The balance of the Fund’s assets will be held in cash in the Fund’s bank account and will be used to maintain liquidity to pay Fund expenses. The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to its Managing Member, any affiliate or employee of its Managing Member or any other party, and will not invest in equity securities without prior notice to members. The Fund’s Managing Member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer

/s/ Adam Langley
Adam Langley
Chief Compliance Officer
-22-