Form 10-Q
period 2012-06-30
Aspen Diversified Fund LLC
filed 2012-08-14
CIK 1330820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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
ii

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aspen Diversified Fund LLC

Interim Statements of Assets and Liabilities

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS

Investments:
Investments in investment funds--at fair value--Note C (cost: $23,521,146 and $24,538,203 at June 30, 2012 and December 31, 2011, respectively)	$23,957,532	$24,479,278
Unrealized gain on futures contracts--at fair value--Note C	1,948,003	2,478,526

Total investments	25,905,535	26,957,804
Cash and cash equivalents	49,977,916	64,356,685
Other receivables	163,049	208,440

TOTAL ASSETS	$76,046,500	$91,522,929

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts--at fair value--Note C	$2,318,494	$1,870,531
Trailing commissions payable	10,705	16,990
Management, incentive & administrative fees payable--Note E	78,388	89,082
Accounts payable	44,789	73,007
Managed accounts fees payable	138,461	177,888
Membership redemptions payable	3,162,506	2,418,269
Capital contributions received in advance of admission date	-0-	3,164,000

TOTAL LIABILITIES	5,753,343	7,809,767

NET ASSETS--Note D	70,293,157	83,713,162

TOTAL LIABILITIES AND NET ASSETS	$76,046,500	$91,522,929

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Operations

(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Investment income:

Realized and unrealized gain (loss) on investments--Note C:
Realized gain (loss) on investments	$(617,028)	$(1,584,949)	$(892,112)	$234,892
Unrealized gain (loss) on investments	408,884	(2,472,245)	(483,176)	(3,465,333)
Net realized and unrealized gain (loss) on investments	(208,144)	(4,057,194)	(1,375,288)	(3,230,441)
Other gain (loss)	32	-0-	(848)	-0-
Total investment loss	(208,112)	(4,057,194)	(1,376,136)	(3,230,441)

Operating expenses--Note E:
Management and incentive fees	177,928	233,231	373,777	462,254
Administrative fees	65,948	84,737	138,139	173,521
Managed account fees	219,123	394,197	495,827	985,652
Trailing commissions	32,778	77,530	75,568	152,248
Miscellaneous operating expenses	56,796	91,353	99,865	144,654
Total operating expenses	552,573	881,048	1,183,176	1,918,329

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(760,685)	$(4,938,242)	$(2,559,312)	$(5,148,770)

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Changes in Net Assets

(Unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net assets at beginning of period	$83,713,162	$99,674,394

Capital contributions	5,673,751	7,536,012

Redemptions	(16,534,444)	(14,591,224)

Net decrease from operations	(2,559,312)	(5,148,770)

NET ASSETS AT END OF PERIOD	$70,293,157	$87,470,412

See notes to financial statements.

Aspen Diversified Fund LLC

Interim Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets resulting from operations	$(2,559,312)	$(5,148,770)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Realized loss (gain) on investments	892,112	(234,892)
Unrealized loss on investments	483,176	3,465,333
Decrease in net investments from disposition	124,945	2,170,998
Decrease in investment redemptions receivable	-0-	27,645,432
Decrease in interest and other receivables	45,391	251
Decrease in investments in transit	-0-	9,600,000
(Decrease) Increase in commissions payable	(6,285)	1,848
Decrease in accounts payable	(28,218)	(5,014)
Decrease in managed accounts fee payable	(39,427)	(147,215)
(Decrease) increase in management, incentive and administrative fees payable	(10,694)	3,415

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,098,312)	37,351,386

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions received from members	2,509,751	7,205,447
Membership redemptions	(15,790,208)	(16,131,954)

NET CASH USED IN FINANCING ACTIVITIES	(13,280,457)	(8,926,507)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,378,769)	28,424,879

Cash and cash equivalents at beginning of period	64,356,685	23,358,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,977,916	$51,783,148

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2012 and 2011, the Fund had membership redemptions payable of $3,162,506 and $1,140,545, and contributions received in advance of admission date of $-0- and $190,826, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E). As of June 30, 2012, no Class D units were outstanding. The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

Basis of Presentation:The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Fund for the period presented have been included. The following is a description of the more significant of those policies that the Fund follows in preparing its financial statements.

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended June 30, 2012. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC

Cash Held in Excess of Federally Insured Limits

	Balance as of June 30, 2012	Balance as of December 31, 2011
Cash in bank	$27,513,565	$8,028,823
Cash held - managed accounts	22,469,229	56,329,538
Total bank balance	49,982,794	64,358,361
FDIC insurance	(27,513,565)	(8,028,823)
SIPC insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$21,969,229	$55,829,538

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial statements.

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At June 30, 2012 and during the six months then ended, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2012	Cost Basis as of June 30, 2012	Fair Value as of June 30, 2012	% of Fund’s Net Assets as of June 30, 2012
Investment funds:
Aspen Commodity Long Short Fund, LLC	(93,555)	16,538,203	16,629,181	23.66%
Crabel Fund, LP	621,810	6,982,943	7,328,351	10.42%

Total investment funds	528,255	23,521,146	23,957,532	34.08%

Futures contracts, net	(1,903,543)	-0-	(370,491)	(0.52%	)

Total	$(1,375,288)	$23,521,146	23,587,041	33.56%

Other assets, less liabilities			46,706,116	66.44%

Net assets			$70,293,157	100.00%

Included in the net gain from the investment in the Crabel Fund LP are deductions for management and incentive fees. For the three and six months ended June 30, 2012 the Fund was charged a management fee of $58,064 and $118,114, respectively. Additionally, an incentive fee of $38,811 was charged for the quarter ended June 30, 2012. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

At June 30, 2012, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$23,957,532	$-0-
Unrealized loss on futures contracts, net	(370,491)	-0-	-0-
Total	$(370,491)	$23,957,532	$-0-

At June 30, 2012, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Unrealized Gains
Foreign exchange contracts	$(45,009)
Commodity futures contracts	(325,482)
Total	$(370,491)

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011 and during the six months ended June 30, 2011, investments and net realized and unrealized gains (losses) on Investment Funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the six months ended June 30, 2011	Cost Basis as of December 31, 2011	Fair Value as of December 31, 2011	% of Fund’s Net Assets as of December 31, 2011
Investment funds:
Aspen Commodity Long Short Fund, LLC	$(598,054)	$16,538,203	$16,722,737	19.98%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	228,328	8,000,000	7,756,541	9.26%
Discus Feeder Ltd. †	2,722	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	22,283	-0-	-0-	0.00%
Man-AHL Diversified II LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC †	(411,309)	-0-	-0-	0.00%

Total investment funds	$(752,427)	24,538,203	24,479,278	29.24%

Futures contracts, net	(2,478,014)	-0-	607,995	0.73%

TOTAL	$(3,230,441)	$24,538,203	25,087,273	29.97%

Other assets, less liabilities			58,625,889	70.03%

Net assets			$83,713,162	100.00%

† Fund shares were fully disposed of during 2010. Amounts represent adjustments to actual.

Included in the net gain from the investment in the Crabel Fund LP for the three and six months ended June 30, 2011 is a deduction for management fees of $46,224 and $92,848 and incentive fees of $71,305 and $97,785, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

At December 31, 2011, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$24,479,278	$-0-
Unrealized gain on futures contracts, net	607,995	-0-	-0-
Total	$607,995	$24,479,278	$-0-

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Unrealized Gains
Foreign exchange contracts	$(42,477)
Commodity futures contracts	650,472
Total	$607,995

The investment objectives and redemption policies for the investment funds and managed accounts in which the Fund was invested as of June 30, 2012 were as follows:

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at June 30, 2012 and December 31, 2011.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE D – NET ASSETS

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

The Fund admits members only on the first day of each month.  At June 30, 2012 and December 31, 2011, the Fund had received capital contributions of $-0- and $3,164,000, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the Managing Member to dissolve and liquidate the Fund.

NOTE E – RELATED PARTY TRANSACTIONS

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end with respect to each CTA).  During the six months ended June 30, 2012 and 2011, the Fund recognized management and incentive fee expenses of $373,777 and $462,254, respectively.

During the six months ended June 30, 2012 and 2011, the Fund recognized administrative fee expenses of $138,139 and $173,521, respectively.

At June 30, 2012 and December 31, 2011, accounts payable consisted of $78,388 and $89,082, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the six months ended June 30, 2012:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.72	N/A	$127.99

Net loss from investments in investment funds	(1.77)	(2.07)	(1.63)	N/A	(2.28)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(1.77)	(2.07)	(1.63)	N/A	(2.28)

Management & incentive fees	(0.50)	(0.58)	(0.34)	N/A	0.00
Administrative fees	(0.17)	(0.20)	(0.05)	N/A	(0.22)
Other expenses	(1.65)	(0.85)	(0.65)	N/A	(0.92)
Total operating expenses	(2.32)	(1.63)	(1.04)	N/A	(1.14)

Ending unit value at June 30, 2012	$96.52	$113.22	$89.05	N/A	$124.57

† Class D units had not yet been issued as of June 30, 2012.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment loss	(1.39%	)	(1.66%	)	(1.82%	)	N/A	(1.63%	)
Operating expenses	(2.26%	)	(1.38%	)	(1.08%	)	N/A	(0.88%	)
Net loss	(3.65%	)	(3.04%	)	(2.90%	)	N/A	(2.51%	)
Total return	(4.07%	)	(3.16%	)	(2.90%	)	N/A	(2.67%	)

The portfolio turnover rate for the six months ended June 30, 2012 was 8.88%. The portfolio turnover rate is a measure of portfolio activity, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the six months ended June 30, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net loss from investments in investment funds	(4.31)	(4.96)	(3.88)	N/A	(5.43)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment income	(4.31)	(4.96)	(3.88)	N/A	(5.43)

Management & incentive fees	(0.58)	(0.66)	(0.39)	N/A	0.00
Administrative fees	(0.20)	(0.23)	(0.05)	N/A	(0.25)
Other expenses	(2.42)	(1.45)	(1.11)	N/A	(1.56)
Total operating expenses	(3.20)	(2.34)	(1.55)	N/A	(1.81)

Ending unit value at June 30, 2011	$108.27	$124.56	$97.46	N/A	$135.67

† Class D Units had not yet been issued as of June 30, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units		Class B Units		Class C Units		Class D Units	Class E Units
Net investment income	(4.29%	)	(3.04%	)	(4.51%	)	N/A	(2.66%	)
Operating expenses	(2.74%	)	(1.81%	)	(1.18%	)	N/A	(1.32%	)
Net loss	(7.02%	)	(4.85%	)	(5.69%	)	N/A	(3.98%	)
Total return	(6.48%	)	(5.54%	)	(5.28%	)	N/A	(5.07%	)

The portfolio turnover rate for the six months ended June 30, 2011 was 21.39%. The portfolio turnover rate is a measure of portfolio activity, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS

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

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of June 30, 2012 and December 31, 2011:

June 30, 2012	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$1,909,227	1,882,879	$3,650,330	3,657,532
Commodity price
Futures contracts	151,094,832	1,724	56,933,647	831
Total	$153,004,059	1,884,603	$60,583,977	3,658,363

December 31, 2011	Long Exposure		Short Exposure
Primary Underlying Risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate
Forward contracts	$4,013,000	4,042,940	$5,320,000	5,307,817
Commodity price
Futures contracts	188,425,000	1,105	111,445,000	1,179
Total	$192,438,000	4,044,045	$116,765,000	5,308,996

Aspen Diversified Fund LLC

Notes to Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended June 30, 2012 and year ended December 31, 2011:

	June 30, 2012		December 31, 2011
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign currency exchange rate
Forward contracts	$47,084	$92,092	$33,269	$75,746
Commodity price
Futures contracts	1,900,919	2,226,402	2,445,257	1,794,785

Gross derivative assets and liabilities	1,948,003	2,318,494	2,478,526	1,870,531

Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-

Net derivative assets and liabilities	$1,948,003	$2,318,494	$2,478,526	$1,870,531

The net gain and loss amounts included in the statement of operations as net gain from derivative contracts, categorized by underlying risk for the three and six months ended June 30, 2012 and 2011:

Primary underlying risk	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Foreign currency exchange rate
Forward contracts	$(172,220)	$(112,735)	$(202,693)	$18,394
Commodity price
Futures contracts	(220,173)	(2,651,371)	(1,507,304)	(2,265,275)

Total	$(392,393)	$(2,764,106)	$(1,709,997)	$(2,246,881)

For the six months ended June 30, 2012 and 2011, futures contracts per Note C are presented net of interest income and expense, and commission expense for a net decrease of $193,546 and $231,133 respectively.

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

The collective performance results of the Investment Funds were negative during the six months ended June 30, 2012. The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the six months ended June 30, 2012 of (3.20%). The returns per class were as follows: (4.07%) for Class A units; (3.16%) for Class B units; (2.90%) for Class C units; and (2.67%) for Class E units. Comparative performance for the six months ended June 30, 2011 resulted in returns per class as follows: (6.48%) for Class A units; (5.54%) for Class B units; (5.28%) for Class C units; and (5.07%) for Class E units. Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005. Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund was unprofitable for the second quarter as losses in June exceeded gains in April and May. In contrast with the first quarter of this year, we saw a marked deterioration in the growth outlooks for the US, Asia, and for Europe in particular. This shift in sentiment negatively impacted the Fund’s performance, resulting in losses in the currency, stock index, and energy sectors; however, it did result in profits for the Fund in the interest rate and industrial metals sectors.

The first quarter’s rally in global equities quickly gave way to a sharp selloff in April as global economic data came in weaker than expected. The resulting selloff generated losses for the Fund in the stock index sector as long positions were unprofitable in April. As the selloff persisted into May, positions in European stock indices became net short and profitable in May, only to see those gains evaporate on a counter-trend rally in June. This same pattern of market behavior was seen in the currency sector as well, as profits in the currencies, primarily in May, were lost on a strong trend-reversal in June. In the energy sector, long positions accumulated in petroleum products in the first quarter generated losses in April and early May resulting in a net loss for the quarter. The shift in sentiment did benefit the Fund in the interest rate sector, however, as long positions generated gains in late April and most of May. Only a portion of these gains were lost in June. The industrial metals sector was also profitable for the Fund in Q2 as short positions generated gains in May.

In contrast to the aforementioned sectors, which were driven by primarily global macroeconomic factors, the grain sector, which was profitable in Q2, had price trends driven by the deteriorating growing conditions in the US and lower production estimates for the South American crops.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Portfolio Changes.  In addition to routine allocations and rebalancing of assets as determined by the Fund’s Investment Committee, effective June 30, 2012 the Fund’s Investment Advisory Agreement between ADF Trading Company VIII, LLC and LBR Group, Inc. entered into on December 21, 2010 and filed as Exhibit 10.6 of the Fund’s Form 10-K filed on March 31, 2011 was terminated. Assets previously invested under the Investment Advisory Agreement were re-allocated among other investments held by the Fund.

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

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2012, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2012	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$6,041,810	7.53%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	7,212,442	8.99%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	7,604,249	9.48%
ADF Trading Company VII, LLC (Aspen Partners, Ltd.) †	5,977,340	7.45%
ADF Trading Company VIII, LLC (LBR Group Inc.) †	4,356,432	5.43%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	7,307,847	9.11%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	7,166,129	8.95%
ADF Trading Company XI, LLC (Rotella Capital Management) †	7,396,470	9.22%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	3,186,019	3.97%
Aspen Commodity Long Short Fund, LLC	16,629,181	20.73%
Crabel Fund LP	7,328,351	9.14%
	$80,206,270	100.00%

†ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company VIII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC, and ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner (principal executive officer), Chief Financial Officer (principal financial officer), and Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner, Chief Financial Officer, and Chief Compliance Officer concluded that, as of June 30, 2012, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From April 1, 2012 through June 30, 2012, a total of 14,704.01 units were sold for the aggregate net subscription amount of $1,667,678. All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
04/01/2012	Class B	$1,525,000	13,318.43	$114.50
05/01/2012	Class A	94,029	959.49	97.99
05/01/2012	Class B	30,649	267.47	114.59
06/01/2012	Class A	3,000	30.10	99.67
06/01/2012	Class B	15,000	128.52	116.71
		$1,667,678	14,704.01

(b)	Underwriters and Other Purchasers.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

10.1	Amended and Restated Managed Account Agreement between Rotella Capital Management, Inc. and ADF Trading Company XI, LLC dated June 1, 2012.*

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain information in this exhibit has been redacted. Confidential treatment was initially requested for the Managed Account Agreement between Rotella Capital Management, Inc. and ADF Trading Company XI, LLC dated June 21, 2011 and subsequently granted on October 3, 2011 with respect to the omitted portions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012

Aspen Diversified Fund LLC
By: Aspen Partners, Ltd., Managing Member

/s/ Kenneth E. Banwart
Kenneth E. Banwart
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer

/s/ Adam Langley
Adam Langley
Chief Compliance Officer
-21-