Form 10-Q
period 2012-09-30
Aspen Diversified Fund LLC
filed 2012-11-14
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period:                    to

Commission File Number:  000-52544

Aspen Diversified Fund LLC
(Exact name of registrant as specified in its charter)

Delaware	32-0145465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4200 Northside Parkway
Building 11, Suite 200
Atlanta, GA 30327
(Address of principal executive offices)   (Zip Code)

(404) 879-5126
(Registrant’s telephone number, including area code)

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

☒ Yes                   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                                      ☐ Accelerated filer

☐ Non-accelerated filer                                        ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes                   ☒ No

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Investments:
Investments in investment funds--at fair value--Note C (cost: $20,003,197 and $24,538,203 at September 30, 2012 and December 31, 2011, respectively)	$21,139,583	$24,479,278
Unrealized gain on futures contracts--at fair value--Note C	1,860,351	2,478,526
Total investments	22,999,934	26,957,804
Cash and cash equivalents	30,894,427	64,356,685
Investment redemptions receivable	1,000,000	-0-
Other receivables	150,381	208,440

TOTAL ASSETS	$55,044,742	$91,522,929

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts--at fair value--Note C	$1,672,728	$1,870,531
Trailing commissions payable	9,032	16,990
Management, incentive, and administrative fees payable--Note E	54,345	89,082
Accounts payable	65,013	73,007
Managed account fees payable	119,654	177,888
Membership redemptions payable	1,934,384	2,418,269
Capital contributions received in advance of admission date	-0-	3,164,000

TOTAL LIABILITIES	3,855,156	7,809,767

NET ASSETS--Note D	51,189,586	83,713,162

TOTAL LIABILITIES AND NET ASSETS	$55,044,742	$91,522,929

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Investment income
Realized and unrealized gain (loss) on investments--Note C
Realized gain (loss) on investments	$1,871,212	$(728,570)	$979,100	$(493,679)
Unrealized gain (loss) on investments	1,258,113	1,032,387	774,938	(2,432,946)
Net realized and unrealized gain (loss) on investments	3,129,325	303,817	1,754,038	(2,926,625)
Other loss	(94)	-0-	(943)	-0-
TOTAL INVESTMENT GAIN (LOSS)	3,129,231	303,817	1,753,095	(2,926,625)

Operating expenses--Note E:
Management and incentive fees	140,107	205,561	513,884	667,815
Administrative expenses	52,527	77,796	190,666	251,317
Managed account fees	173,602	539,758	669,429	1,525,410
Trailing commissions	28,013	72,705	103,581	224,953
Miscellaneous operating expenses	58,894	65,605	158,759	210,260
TOTAL OPERATING EXPENSES	453,143	961,425	1,636,319	2,879,755

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,676,088	$(657,608)	$116,776	$(5,806,380)

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011

Net assets at beginning of period	$83,713,162	$99,674,394

Capital contributions	8,724,706	17,095,966

Redemptions	(41,365,058)	(17,448,289)

Net increase (decrease) from operations	116,776	(5,806,380)

NET ASSETS AT END OF PERIOD	$51,189,586	$93,515,691

See notes to financial statements.

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$116,776	$(5,806,380)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by operating activities:
Purchase of net investments	(1,000,000)	(8,500,000)
Proceeds from disposition of investments	6,514,106	9,853,648
Realized (gain) loss on investments	(979,100)	493,679
Unrealized (gain ) loss on investments	(774,938)	2,432,946
(Increase ) decrease in investment redemptions receivable	(1,000,000)	29,645,432
Decrease in interest and other receivables	58,059	251
Decrease in investments in transit	-0-	16,600,000
(Decrease) increase in trailing commissions payable	(7,959)	870
(Decrease) increase in accounts payable	(7,994)	19,657
(Decrease) increase in managed accounts fees payable	(58,235)	53,085
Decrease in management, incentive and administrative fees payable	(34,736)	(3,622)
NET CASH PROVDED BY OPERATING ACTIVITIES	2,825,979	44,789,566

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	5,560,706	18,707,944
Membership redemptions	(41,848,943)	(19,643,717)

NET CASH USED IN FINANCING ACTIVITIES	(36,288,237)	(935,773)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,462,258)	43,853,793

Cash and cash equivalents at beginning of period	64,356,685	23,358,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,894,427	$67,212,062

Cash paid for interest	$-0-	$-0-
Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 2012 and 2011 the Fund had membership redemptions payable of $1,934,384 and $485,849, and capital contributions received in advance of admission date of $ -0- and $2,133,368, respectively.

See notes to financial statements.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E).  As of September 30, 2012, no Class D units were outstanding.    The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies are presented to assist the reader in understanding the Fund’s financial statements:

Basis of Presentation: The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and operations of the Fund for the period presented have been included. The following is a description of the more significant of those policies that the Fund follows in preparing its financial statements.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B –SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes for the period ended September 30, 2012. There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents. Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). The Fund has established managed accounts to be traded by certain CTAs on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC and R.J. O’Brien & Associates, LLC to secure trading positions in currency and commodity futures.  These funds are privately insured by the Securities Investor Protection Corporation (“SIPC”) as such limits may be amended from time to time.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of September 30, 2012	Balance as of December 31, 2011
Cash in bank	$9,991,734	$8,028,823
Cash held - managed accounts	20,902,960	56,329,538
Total bank balance	30,894,694	64,358,361
FDIC insurance	(9,991,734)	(8,028,823)
SIPC insurance	(500,000)	(500,000)
Uninsured, uncollateralized balance	$20,402,960	$55,829,538

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At September 30, 2012 and during the nine months then ended, investments and net realized and unrealized gains on investment funds and futures contracts consisted of the following:

	Gains for the nine months ended September 30, 2012	Cost Basis as of September 30, 2012	Fair Value as of September 30, 2012	% of Fund’s Net Assets as of September 30, 2012
Investment Funds and Futures Contracts:
Aspen Commodity Long Short Fund, LLC	$750,879	$14,721,167	$15,473,616	30.23%
Crabel Fund, LP	809,426	5,282,030	5,665,967	11.07%
Total investment funds	1,560,305	20,003,197	21,139,583	41.30%

Futures contracts, net	193,733	-0-	187,623	0.36%

Total	$1,754,038	$20,003,197	21,327,206	41.66%

Other assets, less liabilities			29,862,380	58.34%

Net assets			$51,189,586	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the three and nine months ended September 30, 2012  is a deduction for management fees of $50,467 and $168,581 and incentive fees of  $80,402 and $119,213, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

At September 30, 2012, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$21,139,583	$-0-
Unrealized gain on futures contracts, net	187,623	-0-	-0-
Total	$187,623	$21,139,583	$-0-

 At September 30, 2012, the Fund’s investments in futures contracts and net unrealized gain by type were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$41,562
Commodity futures contracts	146,061
Total	$187,623

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011 and during the nine months ended September 30, 2011, investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Gains/(Losses) for the nine months ended September 30, 2011	Cost Basis as of December 31, 2011	Fair Value as of December 31, 2011	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(1,012,998)	16,538,203	16,722,737	19.98%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	294,441	8,000,000	7,756,541	9.26%
Discus Feeder Ltd. †	2,722	-0-	-0-	0.00%
Graham Global Investments Fund, Ltd. †	22,283	-0-	-0-	0.00%
Man-AHL Diversified II LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC	(533,282)	-0-	-0-	0.00%
Total investment funds	$(1,223,231)	24,538,203	24,479,278	29.24%

Futures contracts, net	(1,703,394)	-0-	607,995	0.73%

TOTAL	$(2,926,625)	$24,538,203	25,087,273	29.97%

Other assets, less liabilities			58,625,889	70.03%

Net assets			$83,713,162	100.00%

† Fund shares were fully disposed of during 2010. Amounts represent adjustments to actual.

Included in the net gain from the investment in the Crabel Fund LP for the three and nine months ended September 30, 2011 is a deduction for management fees of $61,522 and $154,370 and incentive fees of $28,442 and $126,227, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2011, the Fund’s investments in futures contracts and net unrealized gains (losses) by type were as follows:

Futures Contract Type	Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(42,477)
Commodity futures contracts	650,472
Total	$607,995

The investment objectives and redemption policies for the investment funds and managed accounts in which the Fund was invested as of September 30, 2012 were as follows:

Investment Funds & Managed Accounts	Investment Objective	Redemption Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management, LLC)	Systematic Trend Follower	Daily
ADF Trading Company V, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners Ltd)	Systematic Trend Follower	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corporation)	Systematic Trend Follower	Daily
Aspen Commodity Long Short Fund, LLC	Commodity Specialist	Monthly
Crabel Fund, LP.	Systematic Short Term	Monthly

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at September 30, 2012 and December 31, 2011.

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

The Fund admits members only on the first day of each month.  At September 30, 2012 and December 31, 2011, the Fund had received capital contributions of $ -0- and $3,164,000, respectively that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end).  During the nine months ended September 30, 2012 and 2011, the Fund recognized management and incentive fee expenses of $513,884 and $667,815, respectively.

During the nine months ended September 30, 2012 and 2011, the Fund recognized administrative fee expenses of $190,666 and $251,317, respectively.

At September 30, 2012 and December 31, 2011, accounts payable consisted of $54,345 and $89,082, respectively, related to management fees, incentive fees and administrative fees.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the nine months ended September 30, 2012:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.72	N/A	$127.99

Net gain from investments in investment funds	2.04	2.40	1.88	N/A	2.64
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment gain	2.04	2.40	1.88	N/A	2.64

Management & incentive fees	(0.75)	(0.87)	(0.51)	N/A	0.00
Administrative fees	(0.26)	(0.31)	(0.07)	N/A	(0.27)
Other expenses	(2.48)	(1.26)	(0.97)	N/A	(1.44)
Total operating expenses	(3.49)	(2.44)	(1.55)	N/A	(1.71)

Ending unit value at September 30, 2012	$99.16	$116.88	$92.05	N/A	$128.92

† Class D units had not yet been issued as of September 30, 2012.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment income	1.69%	2.32%	1.38%	N/A	1.87%
Operating expenses	(3.25%)	(1.97%)	(1.61%)	N/A	(1.30%)
Net Income (loss)	(1.56%)	0.35%	(0.23%)	N/A	0.57%
Total return	(1.44%)	(0.03%)	0.36%	N/A	0.73%

The portfolio turnover rate for the nine months ended September 30, 2012 was 37.57%.  The portfolio turnover rate is a measure of portfolio activity, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the nine months ended September 30, 2011:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	N/A	$142.91

Net loss from investments in investment funds	(3.97)	(4.57)	(3.57)	N/A	(5.00)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(3.97)	(4.57)	(3.57)	N/A	(5.00)

Management & incentive fees	(0.85)	(0.98)	(0.57)	N/A	0.00
Administrative fees	(0.30)	(0.34)	(0.08)	N/A	(0.37)
Other expenses	(3.66)	(2.27)	(1.75)	N/A	(2.47)
Total operating expenses	(4.81)	(3.59)	(2.40)	N/A	(2.84)

Ending unit value at September 30, 2011	$107.00	$123.70	$96.92	N/A	$135.07

† Class D Units had not yet been issued as of September 30, 2011.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment loss	(3.98%)	(2.82%)	(4.30%)	N/A	(2.46%)
Operating expenses	(4.20%)	(2.77%)	(4.03%)	N/A	(1.99%)
Net loss	(8.18%)	(5.59%)	(8.33%)	N/A	(4.44%)
Total return	(7.59%)	(6.19%)	(5.81%)	N/A	(5.48%)

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS – Continued

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of September 30, 2012 and December 31, 2011:

September 30, 2012	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$6,221,841	6,128,645	$109,923	106,878
Commodity price Futures contracts	183,846,154	1,889	21,796,285	251
	$190,067,995	6,130,534	$21,906,208	107,129

December 31, 2011	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$4,013,000	4,042,940	$5,320,000	5,307,817
Commodity price Futures contracts	188,425,000	1,105	111,445,000	1,179
	$192,438,000	4,044,045	$116,765,000	5,308,996

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS – Continued

The fair value amounts of derivative instruments in the statement of financial condition as derivative contracts, categorized by primary underlying risk for the period ended September 30, 2012 and year ended December 31, 2011:

	September 30, 2012		December 31, 2011
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Foreign currency exchange rate Forward contracts	$95,744	$54,182	$33,269	$75,746
Commodity price Futures contracts	1,764,607	1,618,546	2,445,257	1,794,785
Gross derivative assets and liabilities	1,860,351	1,672,728	2,478,526	1,870,531
Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-
Net derivative assets and liabilities	$1,860,351	$1,672,728	$2,478,526	$1,870,531

The net gain and loss amounts included in the statement of operations as net gain (loss) from derivative contracts, categorized by underlying risk for the three and nine months ended September 30, 2012 and 2011:

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
Primary underlying risk	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Foreign currency exchange rate Forward contracts	$49,430	$(44,771)	$(153,263)	$(26,377)
Commodity price Futures contracts	2,095,521	918,959	588,217	(1,346,316)
Total	$2,144,951	$874,188	$434,954	$(1,372,693)

For the nine months ended September 30, 2012 and 2011, futures contracts per Note C are presented net of interest income and expense and commission expense for a net decrease of $241,221 and $330,701, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  However, during 2012 the Fund has had net redemptions of $41,365,068.  The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to monthly.  The Fund maintains a limited cash position, but retains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members.  Redemption requests could be delayed due to liquidity constraints of Investment Funds.  Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

Capital Resources.  There are no commitments for capital expenditures as of the end of the latest fiscal period.   The Fund anticipates offering interests on a continuing basis.  Each additional investment received increases the total capital available for investment.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.  However, the Fund has experienced net redemptions of $41,365,068 during 2012.

Results of Operations.  The Fund is a collective investment pool.   Performance of the Fund may vary considerably from one period to the next.  Results may also vary considerably when compared to results from the same period in previous years.

The collective performance results of the Investment Funds were negative during the nine months ended September 30, 2012.  The Fund’s performance coupled with ongoing operating expenses resulted in an overall negative return for the nine months ended September 30, 2012 of (0.08%).  The returns per class were as follows: (1.44%) for Class A units; (0.03%) for Class B units; 0.36% for Class C units; and 0.73% for Class E units.  Comparative performance for the nine months ended September 30, 2011 resulted in returns per class as follows: (7.59%) for Class A units; (6.19%) for Class B units; (5.81%) for Class C units; and (5.48%) for Class E units.  Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund was profitable for the third quarter, due to outsized gains in July. The Fund gained 5.53% that month, mainly due to a dramatic weather-related rally in the grain complex.  Corn and soybean markets were especially profitable.  The apparent willingness of investors to accept more risk in their portfolios created a favorable environment for high yielding currencies, which were also beneficial to the Fund.  Foreign fixed income market trading also resulted in gains, as the established trend continued pushing prices higher.

The Fund was down slightly in August, as investor’s risk appetites increased due to slightly positive news from Europe.  The resulting gains proved to be difficult to maneuver and caused reversals in a number of established trends.  Fortunately, our large allocation to commodities limited our losses.  The Australian dollar, which has been in a pronounced uptrend due to its high-yield status and characterization as a commodity-backed currency, dropped as odds of a rate cut in that country increased and amidst weakness in iron ore prices.  The euro also managed to rally, erasing a long-standing downtrend established last year due to the economic problems of that region.  And the Swiss franc, which has been falling due to aggressive central bank selling, also gained ground.  The Fund profited from continued strength in domestic equities.  Long positions in commodities were also accretive, as a combination of increased demand and weather-related price increases in the agricultural sector extended uptrends in those markets.  It is interesting to note that this market behavior occurred with no concrete improvement in Europe’s fiscal woes.

September also proved unprofitable.  While the month was not as challenging as August’s choppy markets, there was a dearth of tradable opportunities for CTAs, which resulted in widespread losses across the managed futures spectrum.  Government intervention in the form of a third round of quantitative easing (QE) made trading in the financials very difficult.  Trends in foreign fixed income changed directions a number of times.  Currency trading was also adversely effected, as the high yielding currencies experienced a sell-off which precipitated a change in trend.  Fiscal concerns about Spain also surfaced, which caused equity markets to soften in the last two weeks of the month.  One of the largest market moves in September was the “flash crash” in crude oil, which eventually caused the price to drop more than 9% in three trading days.  The market was able to recover about one-quarter of those losses by month-end, but considerable damage was done to trend following strategies in the interim.

Off-Balance Sheet Arrangements.  The Fund does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Portfolio Changes.  In addition to routine allocations and rebalancing of assets as determined by the Fund’s Investment Committee, effective September 30, 2012 the Fund’s Investment Advisory Agreement between ADF Trading Company VIII, LLC and LBR Group, Inc. entered into on December 21, 2010 and filed as Exhibit 10.6 of the Fund’s Form 10-K filed on March 31, 2011 was terminated. Assets previously invested under the Investment Advisory Agreement were re-allocated among other investments held by the Fund.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of September 30, 2012	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$4,436,420	7.26%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	5,465,451	8.95%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	5,608,379	9.18%
ADF Trading Company VII, LLC (Aspen Partners Ltd) †	4,668,444	7.64%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	5,893,782	9.65%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	5,438,135	8.90%
ADF Trading Company XI, LLC (Rotella Capital Management) †	5,577,236	9.13%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	2,872,736	4.70%
Aspen Commodity Long Short Fund, LLC	15,473,616	25.32%
Crabel Fund LP	5,665,967	9.27%
	$61,100,166	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC, ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Managing Partner (principal executive officer), Chief Financial Officer (principal financial officer), and Chief Compliance Officer of the Fund’s Managing Member have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.  These controls and procedures are designed to provide reasonable assurance that the Fund records, processes and summarizes the information required to be disclosed in the reports submitted to the SEC in a timely and effective manner. Based upon this evaluation the Managing Partner, Chief Financial Officer, and Chief Compliance Officer concluded that, as of September 30, 2012, the Fund’s disclosure controls were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund’s internal control over financial reporting in the nine months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2012 through September 30, 2012, a total of 796.68 units were sold for the aggregate net subscription amount of  $95,000.  All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
09/01/2012	Class B	$95,000	796.68	119.24
		$95,000	796.68

(b)	Underwriters and Other Purchasers.

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

The Fund registered the units on a Registration Statement on Form 10 (Registration No. 000-52544), which was declared effective by the SEC on August 6, 2007. The proceeds from the sale of units will be utilized by the Fund to invest in Investment Funds which engage in trading of futures, forward contracts, commodity interests and option contracts on the foregoing.  The Fund's CTAs and Portfolio Managers may trade in as many as 30 to over 50 markets in the six following sectors: currencies, precious and industrial metals, debt instruments, stock indices, agricultural commodities and energy.

The Fund’s Managing Member estimates that 90% or more of the Fund's assets with Investment Funds, including the assets used to satisfy margin and collateral requirements, indirectly will be invested in U.S. Treasury bills or notes or other CFTC-authorized investments or held in bank or bank money market accounts.  All interest earned on Fund assets directly invested in interest bearing investments will accrue to the Fund.  The balance of the Fund's assets will be held in cash in the Fund’s bank account and will be used to maintain liquidity to pay Fund expenses.  The Fund will make no loans, whether by direct loan, commercial paper purchase or other form of loan, to its Managing Member, any affiliate or employee of its Managing Member or any other party, and will not invest in equity securities without prior notice to members.  The Fund’s Managing Member will not commingle the property of the Fund with the property of any other person or entity.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On September 1, 2012, the Managing Member appointed Bryan Fisher as Managing Partner.  Mr. Fisher, born in 1973, joined the Fund in 2000 and became a partner in the Managing Member in 2007. Mr. Fisher is primarily responsible for client relationships in the Mid-Atlantic and Northeast Regions of the United States.  Prior to joining the Managing Member, Mr. Fisher previously worked for First Union Securities’ (now Wells Fargo Securities) Alternative Investment Group where he was responsible for national sales and marketing of seven (7) broad product groups: managed futures, private real estate, oil and gas LPs, exchange funds, hedge funds of funds, private equity/venture capital, and institutional money market funds.  Prior to joining First Union, Mr. Fisher was Vice President of Sales and Marketing for National Holdcasting Corp., a telecommunications firm located in Richmond, VA. Mr. Fisher holds a Bachelor of Arts Degree from Virginia Polytechnic Institute and State University.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.
3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.
31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.
31.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.
32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of the Chief Compliance Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Dated:  November 14, 2012

Aspen Diversified Fund LLC

By:           Aspen Partners, Ltd., Managing Member

                                                                  /s/ Bryan R. Fisher
Bryan R. Fisher
Managing Partner

                                                                  /s/ Deborah Terry
Deborah Terry
Chief Financial Officer

  /s/ Adam Langley
Adam Langley
Chief Compliance Officer