Form 10-K
period 2012-12-31
Aspen Diversified Fund LLC
filed 2013-04-01
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

As of June 30, 2012, the aggregate market value of the units of the registrant held by non-affiliates of the registrant was $69,979,184.

Documents incorporated by reference:  None.

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

Aspen Partners, Ltd. (the “Managing Member”), an S-Corporation formed in Delaware in February 1996, acts as the managing member, commodity pool operator, and trading advisor of the Fund.  As of December 31, 2012, the Managing Member had approximately $165.7 million of assets under management, including assets of the Fund.  The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940,  as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").

The Fund and the Managing Member maintain their principal business office at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327 and their telephone number is (404) 879-5126.

The Managing Member is responsible for recommending the selection of, investment in and withdrawal from investment funds to the investment committee of the Fund (the “Investment Committee”), which consists of principals of the Managing Member.  The Managing Member generally will, in its sole discretion, implement the decisions made by the Investment Committee, although it is not required to do so.  The Managing Member is also responsible for the daily operations of the Fund, as well as facilitating instructions of the Investment Committee.

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

(c)   Narrative Description of Business.

(i) through (xii) Not applicable.  Refer to Part I, Item 1(a) for more information.

(xiii)  The Fund has no employees.

The Fund seeks to achieve capital appreciation through investments in a diversified portfolio of futures, forward and option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities (“Financial Instruments”).  The Fund is organized as a “multi-advisor pool.” The Fund invests its assets in underlying “investee pools” managed by independent commodity trading advisors, or CTAs, and separately managed accounts to be managed by one or more independent CTAs.  The Managing Member has established a number of trading companies (limited liability companies formed in Delaware) through which assets may be allocated to managed accounts.  Investee Pools may trade diversified portfolios of futures in U.S. and non-U.S. markets in an effort to capture passive risk premiums, and actively profit from anticipated trends in market prices.

The terms “Investee Pools” and “Portfolio Managers” may be used interchangeably and refer both to the Investee Pools and to the investment managers of Investee Pools and Separately Managed Accounts established by the Fund, except where otherwise indicated by the context.  Investee Pools may rely on either technical or fundamental analysis or a combination thereof in making trading decisions and attempting to identify and exploit price trends.  Portfolio Managers will attempt to structure portfolios of liquid futures contracts including, but not limited to, stock index, global currency, interest rate, metals, energy and agricultural futures markets.  Market selection may be based on the liquidity or legal constraints, market conditions or data reliability of the market, depending on the Portfolio Manager’s internal policies.  Portfolio Managers trading Investee Pools may trade either on the long or short side of the market, often on a 24-hour basis, and generally have more volatile performance than many traditional investments, such as stocks and bonds.  However, managed futures investments are generally not correlated with the returns of traditional long-only equity or fixed income investments.  Generally, at least 90% of the net assets of the Fund will be invested with Investee Pools and Portfolio Managers who invest in futures markets, options on commodity future contracts, and forward contracts.

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

The Managing Member generally invests Fund assets in Investee Pools managed both by Portfolio Managers who are systematic traders and discretionary traders.

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

The Managing Member invests Fund assets in Investee Pools managed both by Portfolio Managers who use technical analysis and fundamental analysis.

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

The Managing Member invests the Fund’s assets in Investee Pools managed by Portfolio Managers who are trend-following or market forecasters with a significant allocation to trend-followers.

Generally, at least 90% of the net assets of the Fund will be invested with Investee Pools or separately managed accounts traded by CTAs who invest in futures markets, options on commodity future contracts, and forward contracts.  The Managing Member temporarily may invest the Fund’s available assets in U.S. government securities or “cash equivalent” financial instruments such as certificates of deposit, money market funds or other cash equivalents.

The trading of futures and commodity interests is inherently leveraged.  Accordingly, the Fund does not intend to borrow.  Investee Pools, however, are permitted to borrow or otherwise use leverage.  Nevertheless, the Managing Member does not presently intend to invest in Investee Pools that contemplate borrowing.

The Fund is a speculative investment and is not intended as a complete investment program. The Fund is designed only for sophisticated persons who are able to bear the risk of an investment in the Fund. There can be no assurance that the Fund will achieve its investment objectives. Investors may lose all or substantially all of their investment.

(d)    Financial Information about Geographic Areas

The Fund invests in Investee Pools located within the United States and abroad.  Investment Funds may trade on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

(e)   Available Information

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

In respect of their forward trading, the Fund’s Investee Pools will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Investee Pools trade.  Any failure or refusal to discharge their contractual obligations by the counterparties with which an Investment Fund deals on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Fund’s investment in that Investment Fund to substantial losses.   The Portfolio Managers generally deal in the forward markets only with major financial institution counterparties which they consider to be creditworthy.  However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Portfolio Managers’ trading, impacting the Fund’s investments.

Certain Special Considerations Related to Forward Trading.   None of the CFTC, NFA, futures exchanges or banking authorities directly regulates forward trading.  Because a portion of the Investee Pools’ currency trading takes place in the forward markets, prospective investors must recognize that much of the Fund’s indirect investment activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies.  Underlying Investee Pool  funds on deposits with the currency forward counterparties with which the Portfolio Manager trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them.  Although the Portfolio Managers deal only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Investee Pool to the loss of its entire deposit with such counterparty.  Although the forward markets are well established, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Fund’s investments in Investee Pools.

The Unregulated Nature of the Over-the-Counter (“OTC”) trading involves counterparty risks that do not exist in futures trading on exchanges.  Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency.  Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Fund is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty.  Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

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

Trading swaps creates distinctive risks.  The Fund currently does not trade in certain swaps, but may do so in the future.  Unlike futures and options on futures contracts and commodities, swap contracts are currently not generally traded on or cleared by an exchange or clearinghouse.   As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.  The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse.  To the extent the Fund trades swaps, it will be subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties, and until such time as these transactions are cleared or guaranteed by an exchange, the Fund will be subject to the risk of counterparty default on its swaps.  In some swap transactions the counterparty may require the Fund to deposit collateral to support the Fund’s obligations under a swap agreement.  If the counterparty to such a swap defaults, the Fund would lose the net amount of payments that the Fund is contractually entitled to receive and could lose, in addition, any collateral deposits made with the counterparty.  Participants in the swap markets are not required to make continuous markets in the swaps they trade.

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

The Fund is Subject to Speculative Position Limits. The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  The trading instructions of the trading advisors may have to be modified, and positions held by the Fund may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Fund by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.  These rules could have an adverse effect on the trading advisors and the Fund.

Trading in Options.   The Portfolio Managers have traded futures and forward options in the past and may trade such instruments in the future.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.

Trading in Spreads.   The Portfolio Managers may trade spread positions on behalf of the Investee Pools.  While often considered a more stable form of investment, spread trading is not without its own risk.  For example, spread trading has much higher transaction (commission) costs due to the use of multiple positions. Furthermore, spreads can be less liquid than other trades, which could prove detrimental should a Portfolio Manager need to exit a position quickly.  Additionally, spreads generally have limited profit potential.   More specifically, should the Portfolio Managers choose to trade in time spreads, additional risks would include (1) the amount paid for the time spread, as the maximum value of such trade would ultimately depend on the value of the deferred month option when the front month option expires, and (2) assignment of a short option, which would transform a time spread into another position

Stop-Loss orders may not prevent large losses.  Certain of the trading advisors may use stop-loss orders.  Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels.  No risk control technique can assure that large losses will be avoided.

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

Although the Investee Pools and the Fund are as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products — particularly those managed by systematic, trend-following advisors — to perform similarly during the same or approximately the same periods.  Prospective investors must recognize that, irrespective of the skill and expertise of the Managing Member and the Portfolio Managers, the success of the Fund may be substantially dependent on general market conditions over which the Managing Member and the Portfolio Managers have no control.

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

Investors in the Fund may not be informed of changes in allocations to Investee Pools. The Managing Member expects from time to time to change the percentage of Fund assets allocated to each Investee Pool. The Fund may not be required, under certain circumstances, to notify Members of changes in allocations. In addition, the Fund will be required to change allocations if it receives additional subscriptions during periods when certain Investee Pools are no longer accepting additional funds (for example, because of capacity restrictions). In that case, the additional capital would either have to be allocated to those Investee Pools (if any) that were accepting additional funds, which would alter the respective percentages of the Fund’s assets allocated to particular Investee Pools, or the Fund would have to place some or all of the additional capital with new Investee Pools or make direct investments. Therefore, the Fund’s success may depend not only on the current Investee Pools and the Managing Member's ability to allocate Fund assets successfully among those Investee Pools, but also the ability to identify new Portfolio Managers and Investee Pools.

Investing in Investee Pools poses risks of inadequate information and limited liquidity. Although the Managing Member will attempt to monitor the performance of each Investee Pool, the Fund will not receive information regarding the actual investments made by the Investee Pools and must ultimately rely on (i) the CPO and CTA of each Investee Pool to operate in accordance with the investment strategy or the guidelines laid out by the CPO and CTA of the Investee Pool, and (ii) the accuracy of the information provided to the Fund by the CPO and CTA of the Investee Pool. If the CPO and CTA of an Investee Pool does not operate and manage such pool in accordance with the investment strategy or guidelines specified for such pool, or if the information furnished by an Investee Pool is not accurate, the Fund might sustain losses with respect to its investment in such Investee Pool despite the Managing Member’s attempts to monitor such Investee Pool.

In addition, Investee Pools may have restrictions in their governing documents that limit the Fund’s ability to withdraw funds from or invest in the pool. The Fund’s ability to withdraw funds from or invest funds in Investee Pools with such restrictions will be limited and such restrictions will limit flexibility to reallocate such assets among Investee Pools or to honor Member redemptions.

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

Incentive compensation for Portfolio Managers may result in more risky or speculative investments. The governing documents of the Investee Pools generally will provide for the Fund’s payment, as an investor in the Investee Pool, of fees or allocations of profits to the Portfolio Manager based upon appreciation, including unrealized appreciation, in the value of the Fund’s investment in the Investee Pool, but without penalties for realized losses or decreases in value of the Fund’s investment. The Portfolio Manager’s compensation or profit share may be determined separately for each quarter or each year, although losses in a quarter or year are often carried forward to subsequent quarters or years in determining the payment for such quarter or year. A Portfolio Manager’s incentive compensation arrangements may give the Portfolio Manager an incentive to make more risky or speculative investments.

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

Conflicts of interest may exist with other clients of the Portfolio Managers, the Managing Member, and their affiliates.   The Portfolio Managers, the Managing Member, and the Investment Committee Members manage futures and forward accounts or Investee Pools other than the Fund, including, possibly, accounts in which the Portfolio Managers, the Managing Member, and the Investment Committee Members, their principals and employees have significant investments.  The Portfolio Managers, the Managing Member, and the Investment Committee Members and their affiliates may manage additional accounts in the future.  It is possible that such accounts may be in competition with the Fund for the same or similar positions in the futures and forward markets.  The Portfolio Managers generally will use similar trading methods for the Fund and all other systematic accounts that the Portfolio Managers and their affiliates manage.  The Portfolio Managers will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account.  No assurance is given, however, that the results of the Fund’s trading will be similar to that of other accounts concurrently managed by the Portfolio Managers or their affiliates.

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

Portfolio Managers and the Managing Member depend on the services of key personnel.   Despite the systematic methods used by many of the Portfolio Managers, the Managing Member and the Investment Committee, they are dependent on the services of a limited number of key persons.  The loss of any of such persons could make it more difficult for the Portfolio Managers, the Managing Member and the Investment Committee to continue to manage Investee Pools or the Fund.

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

The Managing Member has the authority to suspend or defer the payment of redemptions in certain extraordinary circumstances when the Managing Member believes doing so would be in the best interest of the Fund, the Members or the redeeming Members.  Such circumstances may include extremely large redemption requests, a suspension or deferral of the calculation of the NAV of the Investee Pools, or an inability for the Fund to redeem its investments in the Investee Pools.

Conflicts of interest are inherent in the operation of the Fund.   The Fund will be subject to a number of actual and potential conflicts of interest.  Such conflicts may include, among other things, the possibility of the Portfolio Managers, the Managing Member, and the Investment Committee, a commodity broker for an Investee Pool or the Fund or any of their respective affiliates favoring other customer accounts or their own proprietary trading in certain respects over that of the Fund.

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

You may have tax liability attributable to your interest in the Fund even if you have received no distributions and redeemed no units and even if the Fund generated a loss.  If the Fund has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Fund.  The Managing Member presently does not intend to make any distributions from the Fund.  Accordingly, it is anticipated that federal income taxes on your allocable share of the Fund’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources.  In addition, the Fund may have capital losses from trading activities that cannot be deducted against the Fund’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Fund generates a net loss.

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

Certain Investee Pools are exempt from registration. The Fund may invest in Investee Pools which operate in a manner so as to be exempt the Portfolio Manager from registration as a commodity pool operator pursuant to CFTC Regulation 4.13(a)(4).  Such exempt Investee Pools are therefore not required to deliver a disclosure document and a certified annual report to participants in the Investee Pool.  Therefore, the information regarding such investment will not have the same regulatory oversight as if the Investee Pool were required to register.

Regulation of the Fund is limited.   Although the Fund and the Managing Member are subject to regulation by the CFTC, the Fund is not registered under the Investment Company Act of 1940.  Investors are, therefore, not accorded the protection provided by such legislation.

Future regulatory and market changes may be material and adverse to the Fund.   The regulation of the United States commodities markets has undergone substantial change in recent years, a process which is expected to continue.  In addition, a number of substantial regulatory changes are pending or in progress in certain foreign markets.  The effect of regulatory change on the Fund is impossible to predict but could be material and adverse. The rulemaking process related to the passage of the Dodd-Frank Act is ongoing and may have an impact on the Fund.

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

Conflicts of Interest of the Placement Agent.  The Managing Member has entered into an agreement with its wholly-owned subsidiary, Frontier Solutions, LLC, the Broker/Dealer, for placement of Units.  This may create a conflict of interest because the Managing Member may benefit from higher earnings if there is more money invested in the Fund.  In addition, the Broker/Dealer may undertake a less stringent due diligence review than an independent placement agent.

Conflicts of Interest of the Portfolio Managers.  Each Portfolio Manager and its principals are entitled to engage in other activities, including managing other discretionary accounts and Investee Pools.  Accordingly, conflicts may arise with respect to the time and resources that a Portfolio Manager and its principals devote to an Investee Pool, allocation of investment opportunities between an Investee Pool and other accounts managed by a Portfolio Manager, or transactions between a Portfolio Manager and its affiliates on behalf of an Investee Pool.

Conflicts of interest may arise from the fact that the Portfolio Managers and their affiliates generally will be carrying on substantial investment activities for other clients, including other Investee Pools, in which the Fund will have no interest.  The Portfolio Managers may have financial incentives to favor certain of such accounts over an Investee Pool.  Any of their proprietary accounts and other customer accounts may compete with the Investee Pool for specific trades, or may hold positions opposite to positions maintained on behalf of an Investee Pool.  The Portfolio Managers may give advice and recommend securities to, or buy or sell securities for, Investee Pools, which advice or securities may differ from advice given to, or securities recommended or bought or sold for, other accounts and customers even though their investment objectives may be the same as, or similar to, those of the Investee Pools.

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

Item 2.  Properties

The Fund does not own or lease any physical properties.  The Fund’s administrative office is located within the office of the Managing Member at 4200 Northside Parkway, Building 11, Suite 200, Atlanta, GA 30327.

Item 3.  Legal Proceedings

 The Fund and the Managing Member are not a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

 (b)   Holders.

As of December 31, 2012, there were 30,202.39 Class A Units held by 37 investors, 310,811.40 Class B Units held by 339 investors, 41,785.40 Class C Units held by 13 investors, and 42,678.01 Class E Units held by 74 investors.

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

Recent Sales of Unregistered Securities.

(f)   Securities Sold.

From October 1, 2012 through December 31, 2012, a total of 8,873.66 Units were sold for the aggregate net subscription amount of $1,000,000.  All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933 (the “Securities Act”).  Details of the sale of the interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price per Unit
11/01/2012	Class B	$1,000,000	8,873.66	112.69
		$1,000,000	8,873.66

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

(j)   Terms of Conversion or Exercise.

Not applicable.

(k)   Use of Proceeds.

           Not applicable.

Item 6.  Selected Financial Data

Set forth below is certain selected historical data for the Fund as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The Fund began investment operations on July 1, 2005.  The selected historical financial data were derived from the financial statements of the Fund, which were audited by PMB Helin Donovan, LLP for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The information set forth below should be read in conjunction with the Financial Statements and notes thereto contained in response to Item 8 of this Form 10-K.

Aspen Diversified Fund LLC
Statements of Operations Data

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income (loss)
Realized and unrealized gains (losses) on investments
Realized gains (losses) on investments	(348,639)	(3,294,790)	$8,488,214	$7,972,332	$5,288,165
Unrealized gains (losses) on investments	446,579	(4,270,563)	2,228,689	(15,075,898)	7,627,149
Net realized and unrealized gains (losses) on investments	97,940	(7,565,353)	10,716,903	(7,103,566)	12,915,314
Other income (loss)	(943)	-0-	-0-	653	33,398
Total investment income (loss)	96,997	(7,565,353)	10,716,903	(7,102,913)	12,948,712

Operating expenses
Management and incentive fees	620,310	875,935	916,185	914,851	1,722,143
Administrative expenses	231,160	328,178	360,425	503,901	657,763

Managed account fees	778,319	1,791,002	1,146,510	492,194	73,446
Miscellaneous operating expenses	208,254	256,184	201,068	122,029	7,627
Trailing commissions	121,307	286,491	265,655	155,936	111,976
Total operating expenses	1,959,350	3,537,790	2,889,843	2,188,911	2,572,955

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,862,353)	$(11,103,143)	$7,827,060	$(9,291,824)	$10,375,757

Net increase (decrease) in net assets per unit:
Class A	$(4.33)	$(15.81)	$8.07	$(12.28)	$11.16
Class B	$(2.39)	$(14.24)	$9.11	$(10.97)	$12.98
Class C	$(3.22)	$(28.31)	$12.64	$(13.03)	$5.81
Class E	$(3.54)	$(12.57)	$10.20	$(10.19)	$16.41

The above figures are based upon a weighted average number of units.

Aspen Diversified Fund LLC
Statements of Assets and Liabilities Data

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Members’ capital	$46,806,512	$83,713,162	$99,674,394	$100,342,985	$115,876,755

Net asset value per unit:

Class A	$94.88	$100.61	$115.78	$109.66	$121.94

Class B	$112.39	$116.92	$131.86	$122.50	$133.53

Class C	$88.63	$91.72	$102.89	$95.03	$102.93

Class E	$124.28	$127.99	$142.91	$131.49	$141.90

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.   However, during 2012 the Fund has had redemptions including non-cash transactions of $45,780,251.  The investments that the Fund invests in have varying liquidity opportunities ranging from daily to annually.  The Fund maintains a limited cash position, but sufficient to cover current and anticipated liabilities including withdrawal requests by Members.  Redemption requests could be delayed due to liquidity constraints of Investee Pools.  Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

Results of Operations.  The Fund is a collective investment pool.  The net assets invested in the pool decreased by approximately 44.0%, or approximately $36.9 million in 2012 as result of redemptions by existing investors and as a result of operations.  During 2011, net assets decreased by approximately $15.9 million.  During 2010, 2009, and 2008, net assets (decreased) increased by approximately ($669) thousand, ($15.5) million, and $29.9 million respectively.

The year was not kind to managed futures.  Trend-based strategies in general suffered as choppy markets proved extremely difficult to trade.  Managed futures suffered its second losing year in a row, the first time in 33 years, according to the Barclay CTA database.  In any given year, the elements that lead to a certain outcome can be nearly infinite in scope, but for the same outcome to occur for two consecutive years is an indication that an anomalous market condition has persisted.  In our view, this condition is the high degree of government intervention in the form of quantitative easing (QE).

QE is an unconventional monetary policy used by central banks to stimulate economies when traditional approaches become ineffective.  A central bank implements QE by purchasing financial assets from banks, thus creating money and injecting liquidity into the markets.  The U.S. Federal Reserve (Fed) has used this strategy to keep interest rates artificially low since the credit crisis in 2008.

The Fed has declared its intent to keep short-term rates close to 0% until the employment rate improves.  But the result of QE has had many more ramifications, one of which is the growing dependence of the markets on economic releases and Fed announcements.  As a result, markets become “backstopped” and are prevented from reaching their natural equilibrium price.  This caused numerous trend interruptions, which proved very difficult for most trading advisors to incorporate into their trading strategies.  The result was flat to negative performance for the asset class.

Fortunately, it appears that most of the effect of this artificial stimulus has already been seen. The growth in assets has slowed dramatically over time, and was relatively flat in 2012.

The Fund ended the year with a loss of 3.91%.  This result is roughly in line with most of the industry indices, and is generally better than the return of other multi-advisor CTA funds.  At year-end, The Fund was composed of  eight different managed accounts.  Losses were evident across the entire managed futures strategy spectrum.  Negative performance was particularly pronounced in trend-following.  Our specialized commodity managers fared better, as well as our short-term traders.  Longer-term CTAs tended to outpace their intermediate-term counterparts.

Performance of the Fund may vary considerably from one period to the next.

Investee Pool performance during the year ended December 31, 2012 coupled with ongoing operating expenses resulted in a net loss for the overall pool and each Class of Units in the Fund as shown in the chart below. The comparative performance for the years ended December 31, 2011, 2010, 2009, and 2008 is also presented below.

	Overall Pool	Class A Units	Class B Units	Class C Units†	Class E Units
2012 Performance	-3.91%	-5.70%	-3.87%	-3.37%	-2.89%
2011 Performance	-11.52%	-13.10%	-11.34%	-10.85%	-10.44%
2010 Performance	7.51%	5.58%	7.64%	8.27%	8.69%
2009 Performance	-8.31%	-10.07%	-8.26%	-7.69%	-7.34%
2008 Performance	8.78%	8.56%	10.63%	2.94%	12.97%

† Class C Units were first issued April 1, 2008.

Differences in the performance results between different classes of units are primarily attributable to the different fee structures of each class of units.   Results may also vary considerably when compared to results from the same period in previous years.   The differences between performance from one year to the next is attributable to general market conditions, the timing of the purchase and sale of units by class, changes to the Investee Pools in which the Fund invests, and reallocations of investments among Investee Pools made by the Investment Committee of the Fund.  Finally, Class C Units were first issued on April 1, 2008 and therefore participated in the performance results of the Investee Pools for only nine months of 2008, which contributed to the lower performance achieved by the Class C Units in 2008 as compared to the other classes of units.

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

Investee Pools rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

	Year Ended December 31, 2012
Fair Value of Market Risk Sensitive Instruments	Fair Value	% of Total
ADF Trading Company I, LLC (Portfolio Manager: Welton Investment Corporation) †	44,030	0.08%
ADF Trading Company IV, LLC (Portfolio Manager: Blackwater Capital Management LLC) †	5,605,203	10.02%
ADF Trading Company V, LLC (Portfolio Manager: Abraham Trading Company) †	5,398,275	9.65%
ADF Trading Company VII, LLC (Portfolio Manager: Aspen Partners Ltd) †	5,178,262	9.26%
ADF Trading Company IX, LLC (Portfolio Manager: Eckhardt Trading Company) †	5,388,775	9.64%
ADF Trading Company X, LLC (Portfolio Manager: Saxon Investment Corporation) †	5,106,044	9.13%
ADF Trading Company XI, LLC (Portfolio Manager: Rotella Investment Corporation) †	5,441,027	9.73%
ADF Trading Company XII, LLC (Portfolio Manager: Tactical Investment Management Corporation) †	4,796,779	8.58%
Aspen Commodity Long/Short Fund LLC	14,683,870	26.26%
Crabel Fund LP	4,277,765	7.65%
TOTAL	$55,920,030	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V LLC, ADF Trading Company VII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC and ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account of $19,721,047. Also included in the fair value (or the trading level) of these accounts is notional value of $17,237,348.

Each Investee Pool establishes restrictions regarding when the Fund may withdraw its interests in the Investee Pool.  A summary of the frequency of withdrawal opportunities is set forth below:

Withdrawal Opportunities of Investee Pools	Withdrawals Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Daily
ADF Trading Company V, LLC (Abraham Trading Company)	Daily
ADF Trading Company VII, LLC (Aspen Partners Ltd)	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corp)	Daily
Aspen Commodity Long/Short Fund LLC	Monthly
Crabel Fund LP	Monthly

Item 8.  Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K can be found on the following pages.

ASPEN DIVERSIFIED FUND LLC

FINANCIAL STATEMENTS

 (With Report of Independent Registered Public Accounting Firm Thereon)

_______________________

Report of Independent Registered Public Accounting Firm

To the Members of
Aspen Diversified Fund LLC

We have audited the accompanying statements of assets and liabilities of Aspen Diversified Fund LLC (the “Fund”) as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the three years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Diversified Fund LLC as of December 31, 2012 and 2011, and the results of its operations and cash flows for the three years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

Austin, Texas
March 29, 2013

Aspen Diversified Fund LLC
Statements of Assets and Liabilities

	December 31,	December 31,
	2012	2011
ASSETS

Investments:
Investments in investment funds--at fair value--Note B (cost: $18,292,773 and $24,538,203 at December 31, 2012 and December 31, 2011, respectively)	$18,961,635	$24,479,278
Unrealized gain on futures contracts--at fair value--Note B	1,335,464	2,478,526
Total investments	20,297,099	26,957,804
Cash and cash equivalents	28,091,840	64,356,685
Other receivables	150,381	208,440

TOTAL ASSETS	$48,539,320	$91,522,929

LIABILITIES AND NET ASSETS

LIABILITIES:
Unrealized loss on futures contracts--at fair value--Note B	$1,008,676	$1,870,531
Trailing commissions payable	4,832	16,990
Management, incentive, and administrative fees payable--Note D	47,119	89,082
Accounts payable	87,049	73,007
Managed account fees payable	70,619	177,888
Membership redemptions payable	514,513	2,418,269
Capital contributions received in advance of admission date	-0-	3,164,000

TOTAL LIABILITIES	1,732,808	7,809,767

NET ASSETS--Note C	46,806,512	83,713,162

TOTAL LIABILITIES AND NET ASSETS	$48,539,320	$91,522,929

See notes to financial statements.

Aspen Diversified Fund LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Investment income (loss)
Realized and unrealized gains (losses) on investments
Realized (losses) gains on investments	$(348,639)	$(3,294,790)	$8,488,214
Unrealized gains (losses) on investments	446,579	(4,270,563)	2,228,689
Net realized and unrealized gains (losses) on investments	97,940	(7,565,353)	10,716,903
Other loss	(943)	-0-	-0-
TOTAL INVESTMENT INCOME (LOSS)	96,997	(7,565,353)	10,716,903

Operating expenses
Management and incentive fees	620,310	875,935	916,185
Administrative expenses	231,160	328,178	360,425
Managed account fees	778,319	1,791,002	1,146,510
Miscellaneous operating expenses	208,254	256,184	201,068
Trailing commissions	121,307	286,491	265,655
TOTAL OPERATING EXPENSES	1,959,350	3,537,790	2,889,843

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,862,353)	$(11,103,143)	$7,827,060

See notes to financial statements.

Aspen Diversified Fund LLC
Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net assets at beginning of year	$83,713,162	$99,674,394	$100,342,985

Capital contributions	10,735,954	23,413,500	26,946,853

Redemptions	(45,780,251)	(28,271,589)	(35,442,504)

Net (decrease) increase from operations	(1,862,353)	(11,103,143)	7,827,060

NET ASSETS AT END OF YEAR	$46,806,512	$83,713,162	$99,674,394

See notes to financial statements.

Aspen Diversified Fund LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,862,353)	$(11,103,143)	$7,827,060
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to cash provided by operating activities:
Purchase of net investments	(1,000,000)	(8,500,000)	(26,302,167)
Proceeds from disposition of investments	6,896,790	9,489,473	78,753,576
Realized loss (gain) on investments	348,639	3,294,790	(8,488,214)
Unrealized (gain) loss on investments	(446,579)	4,270,563	(2,228,689)
Decrease (increase) in interest and other receivables	58,059	251	(208,691)
Decrease (increase) in investment fund redemptions receivable	-0-	29,645,432	(28,145,432)
Decrease (increase) in investments in transit	-0-	16,600,000	(15,600,000)
(Decrease) increase in trailing commissions payable	(12,158)	(6,812)	10,490
Increase (decrease) in account payable	14,042	21,707	(3,223)
(Decrease) increase in managed account fees payable	(107,269)	(222,219)	333,118
Decrease in management, incentive and administrative fees payable	(41,963)	(13,139)	(4,014)
NET CASH PROVDED BY OPERATING ACTIVITIES	3,847,208	43,476,903	5,943,814

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	2,947,727	26,056,109	26,384,864
Membership redemptions	(43,059,780)	(28,534,596)	(35,008,570)
NET CASH USED IN FINANCING ACTIVITIES	(40,112,053)	(2,478,487)	(8,623,706)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,264,845)	40,998,416	(2,679,892)

Cash and cash equivalents at beginning of year	64,356,685	23,358,269	26,038,161

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,091,840	$64,356,685	$23,358,269

Cash paid for interest	$-0-	$-0-	$-0-
Cash paid for taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At December 31, 2012, 2011, and 2010, the Fund had membership redemptions payable of $514,513, $2,418,269, and $2,681,275, respectively.
At December 31, 2012, 2011, and 2010 the Fund had capital contributions received from members in advance of admission date of $-0-, $3,164,000, and $521,391, respectively.
At December 31, 2012, 2011, and 2010 the Fund had non-cash redemptions of $4,624,227, $0, $0, respectively, of which were non-cash transfers to capital contributions received from members.

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

Aspen Partners, Ltd. (the “Managing Member”), acts as the managing member, commodity pool operator, and trading adviser of the Fund.  As of December 31, 2012, the Managing Member had approximately $165.7 million of assets under management, including assets of the Fund.  The Managing Member is a registered investment adviser under the Investment Advisers Act of 1940,  as amended (the “Advisers Act”), and is a registered Introducing Broker (“IB”) and Commodity Pool Operator (“CPO”) with the Commodity Futures Trading Commission (the "CFTC") and a member of the National Futures Association (the "NFA").

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

In 2010, the Fund transferred assets into a new fund called Aspen Commodity Long/Short Fund LLC (“ACLSF”) in exchange for units in that fund.  The purpose of this transfer was to provide investors with the opportunity to invest in commodities, separate from other investments that are included in the Fund, such as currencies, financials instruments, and stock indices.  The Fund continues to invest in Aspen Commodity Long/Short Fund LLC.

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

Valuation of Investments in Future Contracts

These instruments include Open Trade Equity Positions (Futures Contracts and Currency Forwards) that are actively traded on public markets with quoted pricing for corroboration. Futures Contracts and Currency Forwards are reported at fair value using Level 1 inputs. Investments in Future Contracts further include Open Trade Equity that are quoted prices for identical or similar assets that are traded on active markets.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE A – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Investment Income: Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds and futures contracts and interest income. Income earned and expenses incurred by the investment funds are passed through to the Fund based on its percentage ownership in each respective fund. Investment transactions are recorded on the trade date.

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

The Fund has reviewed all open tax years and major jurisdictions and concluded there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken on the tax return for the years ended December 31, 2012, 2011, and 2010. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

Cash and Cash Equivalents: For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents.  Beginning December 31, 2010 through December 31, 2012 all non-interest bearing demand deposits are fully insured by the FDIC.  The Fund has established managed accounts to be traded by certain foreign exchange and commodity trading advisors on behalf of the Fund.  Cash in managed accounts is held by Newedge USA, LLC and R. J. O’Brien to secure trading positions in currency and commodity futures.  These funds are privately insured to the Securities Investor Protection Corporation (“SIPC”) limits as such limits may be amended from time to time.

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

	Balance as of December 31, 2012	Balance as of December 31, 2011
Cash in bank	$8,700,352	$8,028,823
Cash held in managed accounts	19,394,259	56,329,538
Total bank balance	28,094,611	64,358,361
FDIC Insured by	(8,700,352)	(8,028,823)
SIPC Insured by	(500,000)	(500,000)
Uninsured, uncollateralized balance	$18,894,259	$55,829,538

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

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  All assets and liabilities are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the statements of assets and liabilities.

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS

At December 31, 2012 and during the year then ended, the Fund’s investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

	Net Gains (Losses)		Cost Basis	Fair Value	% of Fund’s Net Assets
Investment Funds and Futures Contracts:
Aspen Commodity Long/Short Fund LLC	$	(38,866)	$14,721,167	$14,683,870	31.37%
Crabel Fund, LP		1,421,223	3,571,606	4,277,765	9.14%

Total investment funds		1,382,357	18,292,773	18,961,635	40.51%

Futures contracts, net		(1,284,417)	-0-	326,788	0.70%

Total		$97,940	$18,292,773	19,288,423	41.21%

Other assets, less liabilities				27,518,089	58.79%

Net assets				$46,806,512	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the year ended December 31, 2012 is a deduction for management fees of $210,647 and incentive fees of $382,368, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2012, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$18,961,635	$-0-
Unrealized gains on futures contracts, net	326,788	-0-	-0-
Total	$326,788	$18,961,635	$-0-

At December 31, 2012, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains by type, were as follows:

Futures Contract Type	Net Unrealized Gains)
Foreign exchange contracts	$32,485
Commodity futures contracts	294,303
Total	$326,788

As of December 31, 2012, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$706,159
Unrealized depreciation	37,297
Net appreciation	$668,862

At December 31, 2012, and during the year then ended, the Fund’s investments in investment funds and futures contracts and net gains (losses) by investment objective, as a percentage of total investments, were as follows:

Investment Strategy	Net Gain (Losses)	Cost Basis	Fair Value	% of Total
Systematic Trend Followers	$(1,250,968)	$-0-	$326,788	1.69%
Systematic Short Term Trend Followers	1,421,223	3,571,606	4,277,765	22.18%
Discretionary Short Term Traders	(33,449)	-0-	-0-	0.00%
Commodity Specialists	(38,866)	14,721,167	14,683,870	76.13%
Total	$97,940	$18,292,773	$19,288,423	100.00%

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2012, and during the year then ended, the Fund’s investments in investment funds and futures contracts and net gains by geographic region, as a percentage of total investments, were as follows:

Geographic Region	Net Gains (Losses)	Cost Basis	Fair Value	% of Total
United States	97,940	$18,292,773	$19,288,423	100.00%
Total	$97,940	$18,292,773	$19,288,423	100.00%

At December 31, 2011 and during the year then ended, the Fund’s investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

	Net Gains (Losses)	Cost Basis	Fair Value	% of Fund’s Net Assets
Investment Funds and Futures Contracts:
Aspen Commodity Long/Short Fund, LLC	$(1,194,333)	$16,538,203	16,722,737	19.98%
Boronia Diversified Fund (U.S.), LP †	3,801	-0-	-0-	0.00%
Crabel Fund, LP	(243,459)	8,000,000	7,756,541	9.26%
Discus Feeder Ltd. †	2,723	-0-	-0-	0.00%
Graham Global Investments Fund Ltd. †	22,283	-0-	-0-	0.00%
Man-AHL Diversified II LP †	(198)	-0-	-0-	0.00%
Robeco Transtrend Diversified Fund LLC‡	(583,140)	-0-	-0-	0.00%

Total investment funds	(1,992,323)	24,538,203	24,479,278	29.24%

Futures contracts, net	(5,573,030)	-0-	607,995	0.73%

Total	$(7,565,353)	$24,538,203	25,087,273	29.97%

Other assets, less liabilities			58,625,889	70.03%

Net assets			$83,713,162	100.00%

† Fund shares fully disposed of in 2010 based on estimates. Amounts represent adjustments to actual.
 ‡ Fund shares were fully disposed as of December 31, 2011.

Included in the net loss from the investment in the Crabel Fund LP for year ended December 31, 2011 is a deduction for management fees of $213,875 and incentive fees of $126,227, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

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

At December 31, 2011, and during the year then ended, the Fund’s investments in futures contracts and net unrealized gains (losses) by type, were as follows:

Futures Contract Type	Net Unrealized Gains/(Losses)
Foreign exchange contracts	$(42,477)
Commodity futures contracts	650,472
Total	$607,995

As of December 31, 2011, the aggregate unrealized appreciation and depreciation of investment funds was as follows:

Description
Unrealized appreciation	$184,534
Unrealized depreciation	243,459
Net depreciation	$58,925

At December 31, 2011, and during the year then ended, the Fund’s investments in investment funds and futures contracts and net (losses by investment objective, as a percentage of total investments, were as follows:

Investment Strategy	Net Losses	Cost Basis	Fair Value	% of Total
Systematic Trend Followers	$(4,377,067)	$-0-	$615,716	2.45%
Systematic Short Term Trend Followers	(1,208,198)	8,000,000	7,756,541	30.92%
Discretionary Short Term Traders	(785,755)	-0-	(7,721)	(0.03%)
Commodity Specialists	(1,194,333)	16,538,203	16,722,737	66.66%
Total	$(7,565,353)	$24,538,203	$25,087,273	100.00%

At December 31, 2011, and during the year then ended, the Fund’s investments in investment funds and futures contracts and net gains (losses) by geographic region, as a percentage of total investments, were as follows:

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010 and during the year then ended, the Fund’s investments and net realized and unrealized gains (losses) on investment funds and futures contracts consisted of the following:

Investment Funds and Futures Contracts	Net Gains (Losses)

Abraham Commodity Fund LP ‡	$(189,827)
AlphaMosaic (US) LLC (Altis – Cell No. 151) ‡	(55,977)
AlphaMosaic (US) LLC (Krom River – Cell No. 42) ‡	53,450
APM Hedged Global Commodity Fund, LDC ‡	(116,186)
Aspen Commodity Long/Short Fund, LLC	2,391,194
Boronia Diversified Fund (U.S.), LP †	571,247
Coolmore Partners LP ‡	(29,505)
Discus Feeder Ltd. †	(382,904)
Galena Fund Limited ‡	70,538
Global Commodity Systematic LP ‡	(59,413)
Graham Global Investments Fund Ltd. †	1,317,207
LD Commodities Alpha Fund LP ‡	11,554
Man-AHL Diversified II LP †	1,046,991
Millburn Commodity Fund LP ‡	71,837
MMT Energy Fund ‡	(93,718)
Robeco Transtrend Diversified Fund LLC	1,848,098
Sparta Commodities US Feeder Fund LLC ‡	(299,680)
Winton Futures Fund †	489,615

Total investment funds	6,644,521

Futures contracts, net	4,072,382

Total	$10,716,903
† Fund shares were fully disposed of during 2010.
‡ Fund shares were transferred to Aspen Commodity Long/Short Fund, LLC as of May 1, 2010.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2010, and during the year then ended, the Fund’s net gains by investment objective were as follows:

Investment Strategy	Net Gains (Losses)
Systematic Trend Followers	$8,593,322
Systematic Short Term Trend Followers	358,529
Systematic Hybrid Trend Follower	(116,186)
Commodity Specialist	1,881,238
Total	$10,716,903

At December 31, 2010, and during the year then ended, the Fund’s net gains by geographic region, were as follows:

Geographic Region	Net Gains
United States	$9,921,967
Caribbean (Bermuda, Bahamas, and Cayman Islands)	794,936
Total	$10,716,903

The investment objectives and redemptions permitted for the investment funds in which the Fund had invested as of December 31, 2012 were as follows:

Investment Funds & Managed Accounts	Investment Objectives	Redemptions Permitted
ADF Trading Company I, LLC (Welton Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company IV, LLC (Blackwater Capital Management LLC)	Systematic Trend Follower	Daily
ADF Trading Company V, LLC (Abraham Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company VII, LLC (Aspen Partners Ltd)	Systematic Trend Follower	Daily
ADF Trading Company IX, LLC (Eckhardt Trading Company)	Systematic Trend Follower	Daily
ADF Trading Company X, LLC (Saxon Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XI, LLC (Rotella Investment Corporation)	Systematic Trend Follower	Daily
ADF Trading Company XII, LLC (Tactical Investment Management Corporation)	Systematic Trend Follower	Daily
Aspen Commodity Long/Short Fund LLC	Commodity Specialist	Monthly
Crabel Fund LP	Systematic Short Term	Monthly

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

Furthermore, certain of the investment funds include restrictions as to the minimum amount of time that an investor must remain invested in the investment fund.  Information is not available to determine if an individual investment held by any of these investment funds exceeded 5% of the Fund’s capital at December 31, 2012 or 2011.

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

The Fund admits members only on the first day of each month.  At December 31, 2012 and 2011, the Fund had received capital contributions of $0 and $3,164,000, respectively,that were credited to the member’s capital accounts on the first day of the following month or in a future admission period.  These amounts have been recorded as capital contributions received in advance of admission date.

The Fund may be dissolved at any time by the determination of the managing member to dissolve and liquidate the Fund.

During the years ended December 31, 2010, 2011 and 2012 net assets changed as follows:

	Class A	Class B	Class C	Class E	Total

Net asset value at December 31, 2009	$7,581,177	$77,575,420	$1,830,650	$13,355,738	$100,342,985
Issuance of units	7,269,842	19,482,471	1,000	193,540	26,946,853
Redemption of units	(1,030,323)	(27,435,632)	(1,940,936)	(5,035,613)	(35,442,504)
Net increase from operations	941,859	5,779,914	110,341	994,946	7,827,060

Net asset value at December 31, 2010	$14,762,555	$75,402,173	$1,055	$9,508,611	$99,674,394

Issuance of units	1,964,268	15,597,632	5,521,000	330,600	23,413,500
Redemption of units	(5,977,113)	(19,852,268)	(70,876)	(2,371,332)	(28,271,589)
Net decrease from operations	(2,068,771)	(7,942,526)	(314,158)	(777,688)	(11,103,143)

Net asset value at December 31, 2011	$8,680,939	$63,205,011	$5,137,021	$6,690,191	$83,713,162

Issuance of units	146,345	9,083,926	726,699	778,984	10,735,954
Redemption of units	(5,642,131)	(36,144,099)	(2,001,434)	(1,992,587)	(45,780,251)
Net decrease from operations	(319,705)	(1,211,265)	(158,882)	(172,501)	(1,862,353)

Net asset value at December 31, 2012	$2,865,448	$34,933,573	$3,703,404	$5,304,087	$46,806,512

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE C – NET ASSETS – Continued

Unit transactions for the year ended December 31, 2010, 2011 and 2012 were as follows:

	Class A	Class B	Class C	Class E	Total

Units outstanding at December 31, 2009	69,132	633,257	19,266	101,576	823,231
Units issued	67,795	157,755	10	1,477	227,037
Units redeemed	(9,418)	(219,198)	(19,266)	(36,516)	(284,398)
Units outstanding at December 31, 2010	127,509	571,814	10	66,537	765,870

Net asset value per unit at December 31, 2010	$115.78	$131.86	$102.89	$142.91

Units outstanding at December 31, 2011	127,509	571,814	10	66,537	765,870
Units issued	16,999	123,970	56,773	2,377	200,119
Units redeemed	(58,226)	(155,178)	(774)	(16,641)	(230,819)
Units outstanding at December 31, 2011	86,282	540,606	56,009	52,273	735,170

Net asset value per unit at December 31, 2011	$100.61	$116.92	$91.72	$127.99

Units outstanding at December 31, 2011	86,282	540,606	56,009	52,273	735,170
Units issued	1,477	77,910	7,979	6,059	93,425
Units redeemed	(57,557)	(307,704)	(22,203)	(15,654)	(403,118)
Units outstanding at December 31, 2012	30,202	310,812	41,785	42,678	425,477

Net asset value per unit at December 31, 2012	$94.88	$112.39	$88.63	$124.28

NOTE D – RELATED PARTY TRANSACTIONS

The Fund pays various monthly fees to the managing member, Aspen Partners, Ltd., which varies depending upon the unit class.  The annual fee percentages by unit class are as follows:

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark, as defined.  During the years ended December 31, 2012, 2011 and 2010, the Fund recognized management and incentive fee expenses of $620,310 , $875,935, and $916,185, respectively.  An incentive of $11,167 was paid during 2011.  There were no incentive fees paid during the years ended December 31, 2012 and 2010.

At December 31, 2012, 2011 and 2010, the Fund recognized expenses of $231,160, $328,178, and $360,425 respectively, related to certain accounting and administrative services provided by the Managing Member.

At December 31, 2012 and 2011, management fees, incentive fees, and administration fees payable consisted of $47,119 and $89,082, respectively. Interests in the Fund are marketed through Frontier Solutions, LLC, a registered Broker/Dealer.  As of December 31, 2012, there were no fees paid to Frontier Solutions by the Fund.

At December 31, 2012 and 2011, the Fund held investment in Aspen Commodities Long/Short Fund, LLC in the amount of $14,683,870 and $16,722,737, respectively.  The Funds are managed by the Managing Member.

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

Financial highlights were as follows for the year ended December 31, 2012:

Per Unit Activity:	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.72	$127.99

Net realized and unrealized loss on investments	(1.13)	(1.34)	(1.06)	(1.48)
Interest income	0.00	0.00	0.00	0.00
Total investment loss	(1.13)	(1.34)	(1.06)	(1.48)

Management and incentive fees	(0.99)	(1.16)	(0.68)	-0-
Administrative and other expenses	(3.61)	(2.03)	(1.35)	(2.23)
Total operating expenses	(4.60)	(3.19)	(2.03)	(2.23)

Ending unit value December 31, 2012	$94.88	$112.39	$88.63	$124.28

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

	Class A	Class B	Class C	Class E
Net investment income (loss)	(0.33%)	0.43%	(1.41%)	(1.09%)
Operating expenses, before incentive fees	(4.05%)	(2.50%)	(2.13%)	(1.69%)
Operating expenses, after incentive fees	(4.05%)	(2.50%)	(2.13%)	(1.69%)
Decrease in net assets	(4.38%)	(2.07%)	(3.54%)	(2.78%)
Total return	(5.70%)	(3.87%)	(3.37%)	(2.89%)
Loss per unit	$(4.33)	$(2.39)	$(3.22)	$(3.54)

The portfolio turnover rate for the year ended December 31, 2012 was 48.55%.

Financial highlights were as follows for the year ended December 31, 2011:

Per Unit Activity:	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2010	$115.78	$131.86	$102.89	$142.91

Net realized and unrealized loss on investments	(9.14)	(10.54)	(8.25)	(11.52)
Interest income	0.00	0.00	0.00	0.00
Total investment loss	(9.14)	(10.54)	(8.25)	(11.52)

Management and incentive fees	(1.11)	(1.28)	(0.75)	-0-
Administrative and other expenses	(4.92)	(3.12)	(2.17)	(3.40)
Total operating expenses	(6.03)	(4.40)	(2.92)	(3.40)

Ending unit value December 31, 2011	$100.61	$116.92	$91.72	$127.99

	Class A	Class B	Class C	Class E
Net investment loss	(8.78%)	(7.53%)	(23.98%)	(6.48%)
Operating expenses, before incentive fees	(5.23%)	(3.46%)	(4.98%)	(2.40%)
Operating expenses, after incentive fees	(5.23%)	(3.46%)	(4.98%)	(2.40%)
Decrease in net assets	(14.01%)	(10.98%)	(28.96%)	(8.89%)
Total return	(13.10%)	(11.34%)	(10.85%)	(10.44%)
Loss per unit	$(15.81)	$(14.24)	$(28.31)	$(12.57)

The portfolio turnover rate for the year ended December 31, 2011 was 34.98%.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE E – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the year ended December 31, 2010:

Per Unit Activity:	Class A	Class B	Class C	Class E
Beginning net unit value at December 31, 2009	$109.66	$122.50	$95.03	$131.49
Net realized and unrealized gains on investments	11.14	12.64	9.85	13.67
Interest income	0.00	0.00	0.00	0.00
Total investment income	11.14	12.64	9.85	13.67

Management and incentive fees	(1.09)	(1.23)	(0.72)	-0-
Administrative and other expenses	(3.93)	(2.05)	(1.27)	(2.25)
Total operating expenses	(5.02)	(3.28)	(1.99)	(2.25)

Ending unit value December 31, 2010	$115.78	$131.86	$102.89	$142.91

Per Unit Activity:	Class A	Class B	Class C	Class E
Net investment income	12.33%	10.12%	9.42%	9.32%
Operating expenses, before incentive fees	(4.89%)	(2.64%)	(2.04%)	(1.55%)
Operating expenses, after incentive fees	(4.89%)	(2.64%)	(2.04%)	(1.55%)
Increase in net assets	7.44%	7.47%	7.39%	7.77%
Total return	5.58%	7.64%	8.27%	8.69%
Earnings per unit	$8.07	$9.11	$12.64	$10.20

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS – Continued

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

Futures contracts provide reduced counterparty risk to the Fund since futures are exchange-traded. The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). Payments are made or received by the Fund each day, depending on the fluctuations in the contract value, and are recorded as unrealized gains or losses in the statement of operations.

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of December 31, 2012 and 2011 are as follows:

December 31, 2012	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$6,244,810	6,162,927	$-0-	-0-
Commodity price Futures contracts	120,603,395	1,360	28,903,047	316
	$126,848,205	6,164,287	$28,903,047	316

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS – Continued

December 31, 2011	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$4,013,000	4,042,940	$5,320,000	5,307,817
Commodity price Futures contracts	188,425,000	1,105	111,445,000	1,179
	$192,438,000	4,044,045	$116,765,000	5,308,996

The fair value amounts of derivative instruments in the statement of assets and liabilities as derivative contracts, categorized by primary underlying risk, for the years ended December 31, 2012 and 2011are as follows:

	December 31, 2012		December 31, 2011
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Foreign currency exchange rate Forward contracts	$44,676	$12,191	$33,269	$75,746
Commodity price Futures contracts	1,290,788	996,485	2,445,257	1,794,785
Gross derivative assets and liabilities	1,335,464	1,008,676	2,478,526	1,870,531
Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-
Net derivative assets and liabilities	$1,335,464	$1,008,676	$2,478,526	$1,870,531

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE F – INVESTMENTS IN DERIVATIVES CONTRACTS – Continued

The net gain and loss amounts included in the statement of operations as net realized and unrealized gains (losses) on investments, categorized by underlying risk, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Primary underlying risk	Amount of Loss	Amount of Loss	Amount of Gain
Foreign currency exchange rate Forward contracts	$(114,913)	$(526,124)	$178,435
Commodity price Futures contracts	(885,579)	(4,628,874)	4,130,863
Total	$(1,000,492)	$(5,154,998)	$4,309,298

For the years ended December 31, 2012, 2011and 2010, futures contracts per Note B are presented net of interest income and expense, and commission expense for a net decrease of $283,925, $418,032, and 236,916, respectively.

NOTE G – SUBSEQUENT EVENTS

During the period from January 1, 2013 through March 29, 2013, the Fund received additional capital contributions of $15,000 and members requested redemptions of $4,450,663.

NOTE H – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents unaudited quarterly financial information for the eight quarters through December 31, 2012.

	4th Qtr. 2012	3rd Qtr. 2012	2nd Qtr. 2012	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011

Total investment income (loss)	$(1,656,099)	$3,129,231	$(208,112)	$(1,168,023)	$(4,638,727)	$303,818	$(4,057,197)	$826,753

Total expenses	323,030	453,143	552,573	630,604	658,035	961,426	881,047	1,037,282

Net increase (decrease) in net assets	$(1,979,129)	$2,676,088	$(760,685)	$(1,798,627)	$(5,296,762)	$(657,608)	$(4,938,244)	$(210,529)

Net increase (decrease) in net assets per weighted average unit:

Class A	$(4.99)	$3.04	$(1.08)	$(2.53)	$(6.72)	$(1.26)	$(7.21)	$(0.75)
Class B	$(4.49)	$5.03	$(1.11)	$(2.40)	$(6.80)	$(0.86)	$(6.39)	$(0.21)
Class C	$(3.42)	$2.99	$(0.89)	$(1.77)	$(5.05)	$(1.01)	$(5.42)	$(0.87)
Class E	$(4.73)	$3.38	$(0.69)	$(2.30)	$(7.09)	$(0.49)	$(6.19)	$0.16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that filed or submitted under the Investment Company Act of 1940 is accumulated and communicated to management, including the principal executive and principal financial officers of the Managing Member, as appropriate to allow timely decisions regarding require disclosure. Based upon this evaluation, the principal executive officer and the principal financial officer of the Managing Member concluded that, as of December 31, 2012, the Fund's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting.  The Managing Member of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Member has assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Managing Member used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Member has concluded that, as of December 31, 2012, the Fund's internal control over financial reporting was effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Fund's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Fund's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

The principals and executive officers of the Managing Member are Kenneth E. Banwart, William Ware Bush, Bryan R. Fisher, and Deborah Terry.

Kenneth E. Banwart, born in 1942, is chairman of the board and founder of the Managing Member and President of Frontier Solutions, LLC, a wholly-owned broker/dealer subsidiary of the Managing Member.  He has over 40 years’ experience in the selection and management of a wide range of alternative investments.

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

From 1969 to 1978 he was Director of the Tax Incentive Investment Department specializing in the selection and marketing of alternative investments for Rauscher Pierce Refsnes, Inc., a regional NYSE Member Firm with offices throughout the Southwest.  In this position he was responsible for forming and heading the group in the selection, due diligence and marketing of investments in real estate, oil and gas, equipment leasing and agriculture

Since 1979, Mr. Banwart primarily has run his own businesses involved in the selection and marketing of alternative investments including commercial real estate development, oil and gas exploration, cattle feeding and managed futures funds.  During his business career, he has held a wide range of Board and management positions including the following:

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

Bryan Fisher, born in 1973, joined the Managing Member in 2000, became a Partner in the company in 2007 and became the Managing Partner of the Managing Member in September of 2012.  Mr. Fisher is primarily responsible for client relationships in the Mid-Atlantic and Northeast Regions of the United States.

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

Ms. Terry has over twenty-five years of accounting experience in both private industry and public accounting. She has provided accounting and advisory services to businesses in a variety of industries including: financial services, construction, land development, real estate sales and rental, manufacturing, retail, and service industries.

Ms. Terry is a CPA licensed in the state of Georgia and a member of the Georgia Society of CPAs and the American Institute of Certified Public Accountants. She received her Bachelor of Science degree in Accounting from Boston University and her MBA in Finance from Kennesaw State University.

Additionally, effective as of January 11, 2013, Adam Langley resigned as Chief Compliance Officer of the Managing Member. George Davis Vick joined the Managing Member as the Chief Compliance Officer of the Managing Member on January 8, 2013.

(c)   Identification of Certain Significant Employees

The registrant has no employees.

(d)   Family Relationships.

None.

(e)   Business Experience.

See Item 5 (a) and (b) above.

(f)    Involvement in Certain Legal Proceedings.

None.

(g)   Promoters and Control Persons.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock. Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2012 the Company’s insiders have complied with all Section 16(a) filing requirements applicable to them.

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

Item 11.  Executive Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 (a)   Security ownership of certain beneficial owners.

           As of December 31, 2012, there were two beneficial owners who owned more than five percent (5%) of the outstanding Units of the Fund.

 (b)   Security ownership of management.

As of December 31, 2012, management and principals of the Managing Member own interests in the Fund as presented below.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class C	Aspen Partners, Ltd.†	10.26 Units	0.02%
Class E	Aspen Partners, Ltd.†	842.40 Units	1.97%
Class E	Bryan R. Fisher	232.86 Units	0.55%
Class E	Kenneth E. Banwart	493.68 Units	1.16%

† Kenneth E. Banwart, William Ware Bush, and Bryan R. Fisher control the voting and dispositive powers over the Units held by Aspen Partners, Ltd.

(c)   Changes in Control.

There are no arrangements, known to the Fund, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)   Transactions with Related Persons.

           The Managing Member manages and conducts the business of the Fund. The Managing Member receives management, incentive and other fees from the Fund.

           For the fiscal year ended December 31, 2012, the Managing Member received $620,310 in management fees and $231,160 in administrative fees from the Fund.

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

Item 14.  Principal Accounting Fees and Services.

(a)   Audit Fees

The aggregate fees billed to the Fund, and paid by the Fund, to the independent registered public accounting firms, PMB Helin Donovan LLP, for professional services rendered in connection with the audit of the Fund’s financial statements included in this Annual Report on Form 10-K, and for review of the statements included in the Fund’s Quarterly Reports on Form 10-Q, totaled approximately $88,000 and $80,000 for the fiscal years 2012 and 2011, respectively.

(b)   Audit-Related Fees

There were no fees billed to the Fund by PMB Helin Donovan LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Fund’s financial statements that are not already reported in the paragraph immediately above for the years 2012 and 2011 respectively.

(c)   Tax Fees

The aggregate fees billed to the Fund, and paid by the Fund, by Williams Benator & Libby LLP for professional services rendered for tax compliance totaled approximately $14,000 and $14,000 for the years 2012 and 2011, respectively. These services included review of the Fund’s domestic tax compliance information.  There were no other professional services for tax compliance work in 2012 or 2011.

(d)   All Other Fees

There were no fees billed to the Fund by Williams Benator & Libby LLP or PMB Helin Donovan LLP for products and services other than as set forth above for the years 2012 and 2011.

(e)   Engagement of the Independent Registered Public Accounting Firm

The Managing Member was responsible for engaging PMB Helin Donovan LLP to audit the Fund’s financial statements for 2010, 2011 and 2012.  The Managing Member considered provisions of the independence rules for both audit and non-audit services when the services of PMB Helin Donovan LLP were contracted.

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

10.2*
Managed Account Agreement between Tactical Investment Management Corporation and ADF Trading Company XII, LLC dated January 24, 2011, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on May 16, 2011.

10.3*
Sub-Manager Agreement between Rotella Capital Management, Inc. and ADF Trading Company XI, LLC dated June 21, 2011, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-Q filed on August 12, 2011.

14	Code of Ethics of the Managing Member, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 16, 2009.

31.1	Certification of the Managing Partner of the Managing Member Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 27,2013.

31.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to Rule13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended, dated March 27, 2013.

32.1	Certification of the Managing Partner of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

32.2	Certification of the Chief Financial Officer of the Managing Member Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

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

Dated: March 29, 2013
Aspen Diversified Fund LLC

By: Aspen Partners, Ltd., Managing Member

/s/ Bryan Fisher
Bryan Fisher
Managing Partner

/s/ Deborah Terry
Deborah Terry
Chief Financial Officer