Form 10-Q
period 2013-03-31
Aspen Diversified Fund LLC
filed 2013-05-15
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

☐ Yes                 ☒ No

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS

Investments:
Investments in investment funds--at fair value--Note C (cost: $18,292,773 at March 31, 2013 and December 31, 2012, respectively)	$20,058,318	$18,961,635
Unrealized gain on futures contracts -- at fair value -- Note C & G	1,345,064	1,335,464

Total investments	21,403,382	20,297,099
Cash and cash equivalents	24,766,960	28,091,840
Other receivables	150,286	150,381

TOTAL ASSETS	$46,320,628	$48,539,320

LIABILITIES AND NET ASSETS

LIABILITIES
Unrealized loss on futures contracts -- at fair value -- Note C & G	$1,204,309	$1,008,676
Trailing commissions payable	4,469	4,832
Management, incentive, and administrative fees payable--Note E	44,418	47,119
Accounts payable	106,945	87,049
Managed account fees payable	62,609	70,619
Membership redemptions payable	1,422,882	514,513

TOTAL LIABILITIES	2,845,632	1,732,808

NET ASSETS--Note D	43,474,996	46,806,512

TOTAL LIABILITIES AND NET ASSETS	$46,320,628	$48,539,320

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012

Investment income (loss)
Realized and unrealized gain (loss) on investments--Note C
Realized gain (loss) on investments	$208,100	$(275,084)
Unrealized gain (loss) on investments	1,112,950	(892,060)
Net realized and unrealized gain (loss) on investments	1,321,050	(1,167,144)

Other loss	(94)	(880)
TOTAL INVESTMENT INCOME (LOSS)	1,320,956	(1,168,024)

Operating expenses--Note E
Management and incentive fees	99,852	195,849
Administrative expenses	38,239	72,191
Managed account fees	106,055	276,704
Trailing commissions	13,762	42,790
Miscellaneous operating expenses	58,113	43,069
TOTAL OPERATING EXPENSES	316,021	630,603

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,004,935	$(1,798,627)

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012

Net assets at beginning of period	$46,806,512	$83,713,162

Capital contributions	244,640	4,006,073

Redemptions	(4,581,091)	(6,547,084)

Net increase (decrease) from operations	1,004,935	(1,798,627)

NET ASSETS AT END OF PERIOD	$43,474,996	$79,373,524

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,004,935	$(1,798,627)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to cash provided by (used in) operating activities:
Proceeds from disposition of investments	410,400	20,748
Realized (gain) loss on investments	(208,100)	275,084
Unrealized (gain) loss on investments	(1,112,950)	892,060
Increase in redemptions receivable	-0-	(300,000)
Decrease in interest and other receivables	95	45,422
Decrease in trailing commissions payable	(363)	(137)
Increase (decrease) in accounts payable	19,896	(10,433)
(Decrease) increase in managed accounts fees payable	(8,010)	60,837
Decrease in management, incentive and administrative fees payable	(2,701)	(526)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	103,202	(815,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	244,640	867,073
Membership redemptions	(3,672,722)	(4,126,667)

NET CASH USED IN FINANCING ACTIVITIES	(3,428,082)	(3,259,594)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,324,880)	(4,075,166)

Cash and cash equivalents at beginning of period	28,091,840	64,356,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,766,960	$60,281,519

Cash paid for interest	$-0-	$-0-
Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At March 31, 2013 and 2012 the Fund had membership redemptions payable of $1,422,882 and $4,838,686, respectively.

At March 31, 2013 and 2012 the Fund had non-cash redemptions of $229,640 and $0 respectively, of which were non-cash transfers to capital contributions received from members.

See notes to interim financial statements.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE A – DESCRIPTION OF BUSINESS

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E).  As of March 31, 2013, no Class D units were outstanding.    The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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
Notes to Interim Financial Statements

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

Valuation of Investments in Futures and Options Contracts:  These instruments include open trade equity positions (futures and options contracts and currency forwards) that are actively traded on commodities exchanges with quoted pricing for corroboration. Futures and options contracts and currency forwards are reported at fair value using Level 1 inputs, as described in “Investment Valuations” below.  Investments in Futures contracts further include open trade equity that are quoted prices for identical or similar assets that are traded on active markets.

Investment Income:  Investment income includes realized and unrealized gains and losses from the Fund’s investments in investment funds, managed accounts and interest income.  Income earned and expenses incurred by the investment funds are passed to the Fund based on the Fund’s percentage ownership in each respective fund.  Investment transactions are recorded on the trade date.

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes.  There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes for the period ended March 31, 2013.

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Fund considers demand deposits and all unrestricted, highly liquid investments with original maturities of three months or less, which can be readily converted to cash on demand, without penalty, to be cash equivalents.  The unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012.  Beginning January 1, 2013 deposits held in noninterest-bearing transaction account are now insured up to $250,000.   Cash in managed accounts is held by Newedge USA, LLC and R.J. O’Brien & Associates, LLC to secure trading positions in currency and commodity futures.  These funds are privately insured by the Securities Investor Protection Corporation (“SIPC”) as such limits may be amended from time to time.

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of March 31, 2013	Balance as of December 31, 2012
Cash in bank	$5,076,702	$8,700,352
Cash held in managed accounts	19,690,598	19,394,259
Total bank balance	24,767,300	28,094,611
Insured by FDIC	(500,000)	(8,700,352)
Insured by SIPC	(500,000)	(500,000)
Uninsured, uncollateralized balance	$23,767,300	$18,894,259

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

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE B –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTE C – INVESTMENTS IN INVESTMENT FUNDS AND FUTURES AND OPTIONS CONTRACTS

At March 31, 2013 and during the three months then ended, investments and net realized and unrealized gains on investment funds and futures and options contracts consisted of the following:

	Gains for the three months ended March 31, 2013	Cost Basis as of March 31, 2013	Fair Value as of March 31, 2013	% of Fund’s Net Assets as of March 31, 2013
Investment Funds and Futures and Options Contracts:
Aspen Commodity Long/Short Fund, LLC	$277,398	$14,721,167	$14,961,269	34.41%
Crabel Fund, LP	819,285	3,571,606	5,097,049	11.72%
Total investment funds	1,096,683	18,292,773	20,058,318	46.13%

Futures and options contracts, net	224,367	-0-	140,755	0.33%

Total	$1,321,050	$18,292,773	20,199,073	46.46%

Other assets, less liabilities			23,275,923	53.54%

Net assets			$43,474,996	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the three months ended March 31, 2013  is a deduction for management fees of $39,056 and incentive fees of $350,151. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS AND FUTURES AND OPTIONS CONTRACTS – Continued

At March 31, 2013, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$20,058,318	$-0-
Unrealized gain on futures and options contracts, net	140,755	-0-	-0-
Total	$140,755	$20,058,318	$-0-

At March 31, 2013, the Fund’s investments in futures and options contracts and net unrealized gain (losses) by type were as follows:

Futures Contract Type	Net Unrealized Gains (Losses)
Foreign exchange contracts	$(9,168)
Commodity futures and options contracts	149,923
Total	$140,755

At December 31, 2012 and during the three months ended March 31, 2012, investments and net realized and unrealized gains (losses) on investment funds and futures and options contracts consisted of the following:

Investment Funds and Futures and Options Contracts	Gains/(Losses) for the three months ended March 31, 2012	Cost Basis as of December 31, 2012	Fair Value as of December 31, 2012	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(93,543)	14,721,167	14,683,870	31.37%
Crabel Fund, LP	356,330	3,571,606	4,277,765	9.14%
Total investment funds	$262,787	18,292,773	18,961,635	40.51%

Futures and options contracts, net	(1,429,931)	-0-	326,788	0.70%

TOTAL	$(1,167,144)	$18,292,773	19,288,423	41.21%

Other assets, less liabilities			27,518,089	58.79%

Net assets			$46,806,512	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the three months ended March 31, 2012 is a deduction for management fees of $60,051 and incentive fees of $-0-. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS & FUTURES CONTRACTS – Continued

At December 31, 2012, the fair value measurements were as follows:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$18,961,635	$-0-
Unrealized gains on futures and options contracts, net	326,788	-0-	-0-
Total	$326,788	$18,961,635	$-0-

At December 31, 2012, the Fund’s investments in futures and options contracts and net unrealized gains by type were as follows:

Futures Contract Type	Net Unrealized Gains
Foreign exchange contracts	$32,485
Commodity futures and options contracts	294,303
Total	$326,788

The investment objectives and redemption policies for the investment funds and managed accounts in which the Fund was invested as of March 31, 2013 were as follows:

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

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at March 31, 2013 and December 31, 2012.

NOTE D – NET ASSETS

The Fund maintains separate capital accounts for its members.  Net profits, net losses and expenses attributable to each class are allocated to the members holding units of each class in proportion to their respective unit ownership percentages.

Each member may withdraw all or any portion of his/her capital account as of the end of each calendar month, provided that the withdrawing member gives at least ten business days prior written notice.

The Fund admits members only on the first day of each month.  At March 31, 2013 and December 31, 2012, the Fund had received no capital contributions  that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end).  During the three months ended March 31, 2013 and 2012, the Fund recognized management and incentive fee expenses of $99,852 and $195,849, respectively.  No incentive fees were paid during three months ended March 31, 2013 and 2012 respectively.

During the three months ended March 31, 2013 and 2012, the Fund recognized administrative fee expenses of $38,239 and $72,191, respectively.

At March 31, 2013 and December 31, 2012, management fees, incentive fees and administrative fees payable consisted of $44,418 and $47,119 respectively.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE E – RELATED PARTY TRANSACTIONS – Continued

Interests in the Fund are marketed through Frontier Solutions, LLC a registered Broker/Dealer. As of March 31, 2013, there were no fees paid to Frontier Solutions by the Fund.

Aspen Diversified Fund’s investment in Aspen Commodity Long/Short Fund LLC was $14,961,269 and $14,683,870 as of March 31, 2013 and December 31, 2012 respectively.   The Funds are managed by the Managing Member.

NOTE F – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the three months ended March 31, 2013:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2012	$94.88	$112.39	$88.63	N/A	$124.28

Net gain from investments in investment funds	2.74	3.24	2.56	N/A	3.59
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment gain	2.74	3.24	2.56	N/A	3.59

Management & incentive fees	(0.24)	(0.28)	(0.17)	N/A	0.00
Administrative fees	(0.08)	(0.10)	(0.02)	N/A	(0.11)
Other expenses	(0.83)	(0.40)	(0.31)	N/A	(0.44)
Total operating expenses	(1.15)	(0.78)	(0.50)	N/A	(0.55)

Ending unit value at March 31, 2013	$96.47	$114.85	$90.69	N/A	$127.32

† Class D units had not yet been issued as of March 31, 2013.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment income	2.90%	2.82%	2.58%	N/A	2.85%
Operating expenses	(1.17%)	(0.68%)	(0.52%)	N/A	(0.44%)
Net income	1.73%	2.14%	2.06%	N/A	2.41%
Total return	1.69%	2.18%	2.32%	N/A	2.44%

The portfolio turnover rate for the three months ended March 31, 2013 was 0%.  The portfolio turnover rate is a measure of portfolio activity, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.  As of March 31, 2013, the Fund had no investment purchases or redemptions.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the three months ended March 31, 2012:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.73	N/A	$127.99

Net loss from investments in investment funds	(1.36)	(1.59)	(1.24)	N/A	(1.74)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(1.36)	(1.59)	(1.24)	N/A	(1.74)

Management & incentive fees	(0.25)	(0.29)	(0.17)	N/A	0.00
Administrative fees	(0.09)	(0.10)	(0.02)	N/A	(0.11)
Other expenses	(0.86)	(0.44)	(0.35)	N/A	(0.47)
Total operating expenses	(1.20)	(0.83)	(0.54)	N/A	(0.58)

Ending unit value at March 31, 2012	$98.05	$114.50	$89.95	N/A	$125.67

† Class D Units had not yet been issued as of March 31, 2012.

These amounts were calculated based on the weighted average of monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment loss	(1.34%)	(1.36%)	(1.37%)	N/A	(1.36%)
Operating expenses	(1.20%)	(0.71%)	(0.58%)	N/A	(0.45%)
Net loss	(2.54%)	(2.07%)	(1.95%)	N/A	(1.81%)
Total return	(2.55%)	(2.06%)	(1.93%)	N/A	(1.81%)

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
Notes to Interim Financial Statements

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

Futures and Options Contracts

A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. The Fund may use futures contracts to gain exposure to, or hedge against, changes in the value of equities and commodities, interest rates or foreign currencies.

Futures contracts provide reduced counterparty risk to the Fund since futures are exchange-traded. The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”).  Payments are made or received by the Fund each day, depending on the fluctuations in the contract value, and are recorded as unrealized gains or losses in the interim statement of operations.

An options contract gives the Fund the right, but not the obligation, to buy or sell within a limited time, a financial instrument, commodity or currency at a contracted price that may be settled in cash, based on the differentials between specified indices or prices. The Fund may enter into options to speculate on the price movements of the financial instrument underlying the option, or for use as an economic hedge against certain equity positions held in the Fund’s portfolio holdings.  Options written by the fund may expose the Fund to the market risk of an unfavorable change in the financial instrument underlying the written option.

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$1,808,500	1	$1,808,500	2
Commodity price Futures and options contracts	117,111,670	1,395	27,217,977	344
	$118,920,170	1,396	$29,026,477	346

December 31, 2012	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$6,244,810	6,162,927	$-0-	-0-
Commodity price Futures and options contracts	120,603,395	1,360	28,903,047	316
	$126,848,205	6,164,287	$28,903,047	316

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the interim statement of assets and liabilities as derivative contracts, categorized by primary underlying risk as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Foreign currency exchange rate Forward contracts	$6,331	$15,499	$44,676	$12,191
Commodity price Futures and options contracts	1, 338,733	1,188,810	1,290,788	996,485
Gross derivative assets and liabilities	1, 345,064	1,204,309	1,335,464	1,008,676
Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-
Net derivative assets and liabilities	$1,345,064	$1, 204,309	$1,335,464	$1,008,676

The net gain and loss amounts included in the interim statement of operations as net realized and unrealized gains (losses) on investments, categorized by underlying risk for the three months ended March 31, 2013 and 2012 are as follows:

	For Three Months Ended	For Three Months Ended
Primary underlying risk	March 31, 2013	March 31, 2012

Foreign currency exchange rate Forward contracts	$(59,280)	$(30,473)
Commodity price Futures and options contracts	323,919	(1,287,131)
Total	$264,639	$(1,317,604)

For the three months ended March 31, 2013 and 2012, futures and options contracts per Note C are presented net of interest income and expense and commission expense for a net decrease of $40,272 and $112,327, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  However, duing the three months ended March 31, 2013 the Fund has had redemptions including non-cash transactions of $4,581,091. The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to monthly.  The Fund maintains a limited cash position, but retains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members.  Redemption requests could be delayed due to liquidity constraints of Investment Funds.  Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were positive during the three months ended March 31, 2013.  The Fund’s performance resulted in an overall gain for the three months ended March 31, 2013 of 2.194%.  The returns per class were as follows: 1.69% for Class A units; 2.18% for Class B units; 2.32% for Class C units; and 2.44% for Class E units.  Comparative performance coupled with ongoing operating expenses for the three months ended March 31, 2012 resulted in an overall negative return per class as follows: (2.55%) for Class A units; (2.06%) for Class B units; (1.93%) for Class C units; and (1.81%) for Class E units.  Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund gained 2.194% for the first quarter of 2013.  The Fund profited 2.00% in January 2013, buoyed by favorable conditions in all market sectors.  January 2013 was an excellent example of the ability of managed futures to gain alongside stocks.  Typically, an environment rife with trends is synonymous with increasing volatility.  But in January 2013, the bulk of trends occurred in risk assets and levels of volatility actually declined.  One of our more notable positions was in equity futures, as investors left the safety of government bonds in a search for bigger returns.  Profits were magnified as the Fund benefitted from both rising stocks and falling fixed income prices.  Currencies also produced significant gains.  Short positions in the yen and long positions in the Euro were especially profitable, as the newly elected Japanese government recently pledged to aggressively tackle deflation while the Euro rally versus the dollar has now extended to six months.   Foreign stock indexes were also accretive.  Trading in sugar, heating oil, gold and corn also produced gains.  Short-term strategies fared the best, as intraday volatility were at levels that made that strategy extremely profitable.  Commodity-focused managers generally underperformed their more diversified counterparts.  The Fund’s allocations to grain and soft-focused advisors proved to be an exception to this rule, as those markets experienced rallies that took prices above resistance levels.  Trend-following strategies were also profitable, with intermediate-term Commodity Trading Advisors (CTA) gaining ground over longer-term CTAs.

The Fund lost -0.891% in February 2013, as turbulent market conditions proved challenging to navigate.  There were a number of crosscurrents in the markets during the month.  Stocks started out strong, only to fade after inconclusive voting results in Italy sent European stocks lower.  Other collateral from this event, including lower interest rates both in the U.S. and abroad, falling commodity prices, and a stronger dollar, caused losses in most managed futures strategies.  All five of our broadly diversified trend-followers suffered losses in February 2013, which reflects the difficulty in the environment for the month.  The Fund’s short-term and commodity specialty managers posted gains, a result that confirms the benefits of diversification by methodology.

Markets seemed much more resilient with regard to the U.S. sequestration.  By the last week of February 2013, it became clear that a deal to prevent automatic spending cuts would not be passed before the March 1, 2013 deadline.  Risk assets seemed to take the news in stride and stocks managed to gain enough to end the month with another win.  However, news of a slowdown in China's property market was sufficient to prevent the Australian dollar and other high yielding currencies from recovering.  Commodity prices likewise ended lower, as continuing domestic energy production hit crude prices and a snowstorm in the Midwest eased drought concerns and caused grains to lose ground.

The Fund gained 1.085% in March 2013.  The month was dominated by rising equity prices, even in the face of sequestration-related spending cuts.  Bullish economic data further buoyed risk assets, although concerns about a potential Cyprus bailout negatively affected European stocks.  A change in Japanese monetary policy was especially accretive to the Fund.  The new head of Japan’s central bank seems adamant about ending deflation and set a target of achieving 2% inflation within the next few years, sending the Nikkei index up 7.3% for the month while the yen fell.  Short-term trading remained especially robust, having made significant profits in each of the last seven months.  Trend-based strategies capitalized on market moves in equities, currencies, and foreign fixed income markets.  Although hard assets were more difficult to trade than financials, our commodity-specialty managers enjoyed a profitable month.

Overall, the first quarter of 2013 market returns were punctuated by what didn’t happen.  The failure of Congress to come to a budget agreement didn’t torpedo the rally in U.S. stocks; the European economy didn’t collapse due to Cyprus and other problematic members of the European Union; and the slowdown in the once red-hot Chinese property market failed to incite market panic.  Once again, risk assets climbed a wall of worry, with the Dow Jones Industrial Average posting an all-new closing high.  As stocks continued climbing and bonds faded from view, the Fund posted a 2.194% gain for the first quarter of 2013.

The ability of managed futures to gain from trends on both the long and the short side of the markets is the primary explanation.  As it turns out, upside moves in stocks and downside moves in bonds can be captured by most trend-based methodologies.  Gains were augmented by profits from our short-term traders.  And as this all occurred, returns from fixed income were flat to negative on the quarter, highlighting the benefits of diversification from a thoughtful allocation to the Aspen Diversified Fund.

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

Investment Funds in which the Fund invests rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not indicative of its future results.  See “Item 1A. Risk Factors” of the Fund’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013, for a discussion of trading and non-trading risk factors applicable to the Fund and Investee Pools.

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

Fair Value of Market Risk Sensitive Instruments	Fair Value as of March 31, 2013	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$44,040	0.08%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	5,674,959	9.93%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	5,420,378	9.49%
ADF Trading Company VII, LLC (Aspen Partners Ltd) †	5,432,546	9.51%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	5,573,230	9.76%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	5,074,449	8.88%
ADF Trading Company XI, LLC (Rotella Capital Management) †	5,218,144	9.13%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	4,630,956	8.11%
Aspen Commodity Long Short Fund, LLC	14,961,269	26.19%
Crabel Fund LP	5,097,049	8.92%
	$57,127,020	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XI, LLC, ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker of $19,690,598 and the fair value of futures and options contracts held in each Trading Company’s trading account of $140,755. Also included in the fair value (or the trading level) of these accounts is notional value of $17,237,349.

The quantitative disclosures above regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Investment Company Act of 1940 is accumulated and communicated to management, including the principal executive and principal financial officers of the Managing Member, as appropriate to allow timely decisions regarding require disclosure. Based upon this evaluation, the principal executive officer and the principal financial officer of the Managing Member concluded that, as of March 31, 2013, the Fund's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Fund’s Managing Member is not aware of any material legal proceedings threatened or pending to which the Fund is a party or of which any of the Fund’s property is subject.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to Item 1A to Part 1 of the Fund’s Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2013 through March 31, 2013, a total of 130.85 units were sold for the aggregate net subscription amount of  $15,000.  All sales were made only to “accredited investors” and to a limited number of investors who do not qualify as “accredited investors” in accordance with Rule 506 under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  Details of the sale of these interests are as follows:

Date of Sale	Class of Units	Subscription Amount	Number of Units	Price Per Unit
02/01/2013	Class B	$15,000	130.85	114.64
		$15,000	130.85

(b)	Underwriters and Other Purchasers.

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

Dated:  May 15, 2013

Aspen Diversified Fund LLC

By:           Aspen Partners, Ltd., Managing Member

  /s/ Bryan R. Fisher
Bryan R. Fisher
Managing Partner

 /s/ Deborah Terry
Deborah Terry
Chief Financial Officer