Form 10-Q
period 2013-06-30
Aspen Diversified Fund LLC
filed 2013-08-15
CIK 1330820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

☐ Yes                   ☒ No

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Aspen Diversified Fund LLC
Interim Statements of Assets and Liabilities

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS

Investments:
Investments in investment funds--at fair value--Note C (cost: $16,312,383 and $18,292,773 at June 30, 2013 and December 31, 2012, respectively)	$17,520,638	$18,961,635
Unrealized gain on futures contracts--at fair value--Note C & G	1,067,055	1,335,464
Total investments	18,587,693	20,297,099
Cash and cash equivalents	21,389,092	28,091,840
Other receivables	150,286	150,381

TOTAL ASSETS	$40,127,071	$48,539,320

LIABILITIES AND NET ASSETS

LIABILITIES
Unrealized loss on futures contracts--at fair value--Note C & G	$560,697	$1,008,676
Trailing commissions payable	3,054	4,832
Management, incentive, and administrative fees payable--Note E	39,864	47,119
Accounts payable	87,754	87,049
Managed account fees payable	69,389	70,619
Membership redemptions payable	659,820	514,513

TOTAL LIABILITIES	1,420,578	1,732,808

NET ASSETS--Note D	38,706,493	46,806,512

TOTAL LIABILITIES AND NET ASSETS	$40,127,071	$48,539,320

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Investment income (loss)
Realized and unrealized gain (loss) on investments--Note C
Realized loss on investments	$(890,822)	$(617,028)	$(682,722)	$(892,112)
Unrealized gain (loss) on investments	(393,988)	408,884	718,962	(483,176)
Net realized and unrealized gain (loss) on investments	(1,284,810)	(208,144)	36,240	(1,375,288)

Other income (loss)	-	32	(94)	(848)
TOTAL INVESTMENT INCOME (LOSS)	(1,284,810)	(208,112)	36,146	(1,376,136)

Operating expenses--Note E
Management and incentive fees	90,725	177,928	190,577	373,777
Administrative expenses	35,719	65,948	73,958	138,139
Managed account fees	105,139	219,123	211,194	495,827
Trailing commissions	11,202	32,778	24,964	75,568
Miscellaneous operating expenses	56,182	56,796	114,295	99,865
TOTAL OPERATING EXPENSES	298,967	552,573	614,988	1,183,176

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,583,777)	$(760,685)	$(578,842)	$(2,559,312)

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Changes in Net Assets
(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012

Net assets at beginning of period	$46,806,512	$83,713,162

Capital contributions	339,513	5,673,751

Redemptions	(7,860,690)	(16,534,444)

Net decrease from operations	(578,842)	(2,559,312)

NET ASSETS AT END OF PERIOD	$38,706,493	$70,293,157

See notes to interim financial statements.

Aspen Diversified Fund LLC
Interim Statements of Cash Flows
(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(578,842)	$(2,559,312)
Adjustments to reconcile net decrease in net assets resulting from operations to cash provided by (used in) operating activities:
Proceeds from disposition of investments	1,297,667	124,945
Realized loss on investments	682,722	892,112
Unrealized (gain) loss on investments	(718,962)	483,176
Decrease in other receivables	95	45,391
Decrease in trailing commissions payable	(1,778)	(6,285)
Increase (decrease) in accounts payable	705	(28,218)
Decrease in managed accounts fees payable	(1,230)	(39,427)
Decrease in management, incentive and administrative fees payable	(7,255)	(10,694)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	673,122	(1,098,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions received from members	339,513	2,509,751
Membership redemptions	(7,715,383)	(15,790,208)
NET CASH USED IN FINANCING ACTIVITIES	(7,375,870)	(13,280,457)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,702,748)	(14,378,769)

Cash and cash equivalents at beginning of period	28,091,840	64,356,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,389,092	$49,977,916

Cash paid for interest	$-0-	$-0-
Cash paid for taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

At June 30, 2013 and 2012, the Fund had membership redemptions payable of $659,820 and $3,162,506, respectively.

At June 30, 2013 and 2012, the Fund had non-cash redemptions of $324,512 and $0 respectively, which were non-cash transfers to capital contributions received from members.

See notes to interim financial statements.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE A – DESCRIPTION OF BUSINESS

Aspen Diversified Fund LLC (the “Fund”) is a Delaware limited liability company that seeks to provide its investors with a rate of return not generally correlated with traditional investments. The Fund offers units in multiple classes (Class A, B, C, D and E).  As of June 30, 2013, no Class D units were outstanding.    The Fund is a speculative commodity pool and is a “fund-of-funds” which invests in other commodity pools known as “Investee Pools” as well as separately managed accounts (together with Investee Pools, “Investment Funds”) managed by independent commodity trading advisors (“CTAs”), or other portfolio managers (together “Portfolio Managers”).

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

Income Taxes: No provision for income taxes has been made in the accompanying financial statements as all items of the Fund’s income, loss, deduction and credit are passed through to, and taken into account by, the Fund’s members on their own income tax returns. The primary difference between accounting of income for financial statement purposes and accounting of income for tax purposes relates to certain gains and losses that are not immediately realized for income tax purposes.  There were no material differences between the cost basis of the Fund’s assets and liabilities for financial and income tax reporting purposes for the period ended June 30, 2013.

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

Aspen Diversified Fund LLC
Notes to Financial Statements

NOTE B –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Aspen Diversified Fund LLC
Cash Held in Excess of Federally Insured Limits

Description	Balance as of June 30, 2013	Balance as of December 31, 2012
Cash in bank	$5,136,783	$8,700,352
Cash held in managed accounts	16,252,737	19,394,259
Total bank balance	21,389,520	28,094,611
Insured by FDIC	(500,000)	(8,700,352)
Insured by SIPC	(500,000)	(500,000)
Uninsured, uncollateralized balance	$20,389,520	$18,894,259

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

NOTE C – INVESTMENTS IN INVESTMENT FUNDS AND FUTURES AND OPTIONS CONTRACTS

At June 30, 2013 and during the six months then ended, investments and net realized and unrealized gains (losses) on investment funds and futures and options contracts consisted of the following:

	Gains (Losses) for the six months ended June 30, 2013	Cost Basis as of June 30, 2013	Fair Value as of June 30, 2013	% of Fund’s Net Assets as of June 30, 2013
Investment Funds and Futures and Options Contracts:
Aspen Commodity Long/Short Fund, LLC	$35,117	$12,740,777	$12,718,988	32.86%
Crabel Fund, LP	523,885	3,571,606	4,801,650	12.41%
Total investment funds	559,002	16,312,383	17,520,638	45.27%

Futures and options contracts, net	(522,762)	-0-	506,358	1.30%

Total	$36,240	$16,312,383	18,026,996	46.57%

Other assets, less liabilities			20,679,497	53.43%

Net assets			$38,706,493	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the three and six months ended June 30, 2013  is a deduction for management fees of $37,599 and $76,655 and incentive fees of  $-0- and $350,151, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE C – INVESTMENTS IN INVESTMENT FUNDS AND FUTURES AND OPTIONS CONTRACTS – Continued

At June 30, 2013, the fair value measurements were as follows:

Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in investment funds	$-0-	$17,520,638	$-0-
Unrealized gain on futures and options contracts, net	506,358	-0-	-0-
Total	$506,358	$17,520,638	$-0-

At June 30, 2013, the Fund’s investments in futures and options contracts and net unrealized gain (losses) by type were as follows:

Futures Contract Type	Net Unrealized Gains (Losses)
Foreign exchange contracts	$(1,940)
Commodity futures and options contracts	508,298
Total	$506,358

At December 31, 2012 and during the six months ended June 30, 2012, investments and net realized and unrealized gains (losses) on investment funds and futures and options contracts consisted of the following:

Investment Funds and Futures and Options Contracts	Gains/(Losses) for the six months ended June 30, 2012	Cost Basis as of December 31, 2012	Fair Value as of December 31, 2012	% of Fund’s Net Assets
Investment funds:
Aspen Commodity Long Short Fund, LLC	(93,555)	14,721,167	14,683,870	31.37%
Crabel Fund, LP	621,810	3,571,606	4,277,765	9.14%
Total investment funds	$528,255	18,292,773	18,961,635	40.51%

Futures and options contracts, net	(1,903,543)	-0-	326,788	0.70%

TOTAL	$(1,375,288)	$18,292,773	19,288,423	41.21%

Other assets, less liabilities			27,518,089	58.79%

Net assets			$46,806,512	100.00%

Included in the net gain from the investment in the Crabel Fund LP for the three and six months ended June 30, 2012  is a deduction for management fees of $58,064 and $118,114 and incentive fees of  $38,811 and $38,811, respectively. Aspen Commodity Long/Short Fund, LLC does not charge a fee.

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

The investment objectives and redemption policies for the investment funds and managed accounts in which the Fund was invested as of June 30, 2013 were as follows:

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

The Fund is required to disclose any investments that exceed 5% of the Fund’s net assets at year end.  Information is not available to determine if an individual investment held by any of the Investment Funds exceeded 5% of the Fund’s net assets at June 30, 2013 and December 31, 2012.

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

The Fund admits members only on the first day of each month.  At June 30, 2013 and December 31, 2012, the Fund had received no capital contributions that were credited to the members’ capital accounts on the first day of the following month or in a future admission period.

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

The incentive fees are equal to the applicable percentage of the new investment profits earned monthly by class over the high water mark (i.e., the highest level of cumulative trading profits as of any previous calendar month-end).  During the six months ended June 30, 2013 and 2012, the Fund recognized management fee expenses of $190,577 and $373,777, respectively.  No incentive fees were paid during six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, the Fund recognized administrative fee expenses of $73,958 and $138,139, respectively.

At June 30, 2013 and December 31, 2012, management fees, incentive fees and administrative fees payable consisted of $39,864 and $47,119 respectively.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE E – RELATED PARTY TRANSACTIONS – Continued

Interests in the Fund are marketed through Frontier Solutions, LLC a registered Broker/Dealer. As of June 30, 2013, there were no fees paid to Frontier Solutions by the Fund.

Aspen Diversified Fund’s investment in Aspen Commodity Long/Short Fund LLC was $12,718,988 and $14,683,870 as of June 30, 2013 and December 31, 2012 respectively.   The Funds are managed by the Managing Member.

NOTE F – FINANCIAL HIGHLIGHTS

Financial highlights were as follows for the six months ended June 30, 2013:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2012	$94.88	$112.39	$88.63	N/A	$124.28

Net loss from investments in investment funds	(0.21)	(0.27)	(0.22)	N/A	(0.31)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment gain	(0.21)	(0.27)	(0.22)	N/A	(0.31)

Management & incentive fees	(0.48)	(0.57)	(0.34)	N/A	0.00
Administrative fees	(0.17)	(0.20)	(0.04)	N/A	(0.22)
Other expenses	(1.65)	(0.84)	(0.66)	N/A	(0.93)
Total operating expenses	(2.30)	(1.61)	(1.04)	N/A	(1.15)

Ending unit value at June 30, 2013	$92.37	$110.51	$87.37	N/A	$122.82

† Class D units had not yet been issued as of June 30, 2013.

These amounts were calculated based on the weighted average net asset value of total monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment gain (loss)	0.48%	(0.03%)	1.49%	N/A	(0.18%)
Operating expenses	(2.26%)	(1.39%)	(0.96%)	N/A	(0.91%)
Net income (loss)	(1.78%)	(1.42%)	0.53%	N/A	(1.09%)
Total return	(2.64%)	(1.67%)	(1.42%)	N/A	(1.18%)

The portfolio turnover rate for the six months ended June 30, 2013 was 13%.  The portfolio turnover rate is a measure of portfolio activity, calculated by dividing the lesser of purchases or sales of securities, excluding securities having maturity dates at acquisition of one year or less, by the average value of the portfolio securities held during the period.

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE F – FINANCIAL HIGHLIGHTS – Continued

Financial highlights were as follows for the six months ended June 30, 2012:

Per unit activity:	Class A Units	Class B Units	Class C Units	Class D Units †	Class E Units
Beginning net unit value at December 31, 2011	$100.61	$116.92	$91.72	N/A	$127.99

Net loss from investments in investment funds	(1.77)	(2.07)	(1.63)	N/A	(2.28)
Interest income	0.00	0.00	0.00	N/A	0.00
Total investment loss	(1.77)	(2.07)	(1.63)	N/A	(2.28)

Management & incentive fees	(0.50)	(0.58)	(0.34)	N/A	0.00
Administrative fees	(0.17)	(0.20)	(0.05)	N/A	(0.22)
Other expenses	(1.65)	(0.85)	(0.65)	N/A	(0.92)
Total operating expenses	(2.32)	(1.63)	(1.04)	N/A	(1.14)

Ending unit value at June 30, 2012	$96.52	$113.22	$89.05	N/A	$124.57

† Class D Units had not yet been issued as of June 30, 2012.

These amounts were calculated based on the weighted average net asset value of total monthly units outstanding by class.

	Class A Units	Class B Units	Class C Units	Class D Units	Class E Units
Net investment loss	(1.39%)	(1.66%)	(1.82%)	N/A	(1.63%)
Operating expenses	(2.26%)	(1.38%)	(1.08%)	N/A	(0.88%)
Net loss	(3.65%)	(3.04%)	(2.90%)	N/A	(2.51%)
Total return	(4.07%)	(3.16%)	(2.90%)	N/A	(2.67%)

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

The volume of the Fund’s derivative activities based on their notional amounts and number of contracts as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$-0-	-0-	$1,455,644	3
Commodity price Futures and options contracts	17,023,241	269	75,780,863	728
	$17,023,241	269	$77,236,507	731

December 31, 2012	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts	Number of Contracts	Notional Amounts	Number of Contracts
Foreign currency exchange rate Forward contracts	$6,244,810	6	$-0-	-0-
Commodity price Futures and options contracts	120,603,395	1,360	28,903,047	316
	$126,848,205	1,366	$28,903,047	316

Aspen Diversified Fund LLC
Notes to Interim Financial Statements

NOTE G – INVESTMENTS IN DERIVATIVES CONTRACTS- Continued

The fair value amounts of derivative instruments in the interim statement of assets and liabilities as derivative contracts, categorized by primary underlying risk as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
Primary underlying risk	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Foreign currency exchange rate Forward contracts	$22,004	$23,944	$44,676	$12,191
Commodity price Futures and options contracts	1,045,051	536,753	1,290,788	996,485
Gross derivative assets and liabilities	1,067,055	560,697	1,335,464	1,008,676
Less: Master netting arrangements	-0-	-0-	-0-	-0-
Less: Cash collateral applied	-0-	-0-	-0-	-0-
Net derivative assets and liabilities	$1,067,055	$560,697	$1,335,464	$1,008,676

The net gain and loss amounts included in the interim statement of operations as net realized and unrealized losses on investments, categorized by underlying risk for the three and six months ended June 30, 2013 and 2012 are as follows:

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
Primary underlying risk	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Foreign currency exchange rate Forward contracts	$(60,960)	$(172,220)	$(120,240)	$(202,693)
Commodity price Futures and options contracts	(645,068)	(220,173)	(321,149)	(1,507,304)
Total	$(706,028)	$(392,393)	$(441,389)	$1,709,997)

For the six months ended June 30, 2013 and 2012, futures and options contracts per Note C are presented net of interest income and expense and commission expense for a net decrease of $81,373 and $193,546, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity.  There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.  However, during the six months ended June 30, 2013 the Fund has had redemptions including non-cash transactions of $7,860,690. The Investment Funds in which the Fund invests have varying liquidity opportunities ranging from daily to monthly.  The Fund maintains a limited cash position, but retains sufficient cash to cover current and anticipated liabilities including withdrawal requests by members.  Redemption requests could be delayed due to liquidity constraints of Investment Funds.  Additionally, no material deficiencies in liquidity were identified and there were no material unused sources of liquid assets.

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

The collective performance results of the Investment Funds were negative during the six months ended June 30, 2013.  The Fund’s performance resulted in an overall loss for the six months ended June 30, 2013 of (1.65%).  The negative returns per class were as follows: (2.64%) for Class A units; (1.67%) for Class B units; (1.42%) for Class C units; and (1.18%) for Class E units.  Comparative performance coupled with ongoing operating expenses for the six months ended June 30, 2012  resulted in a negative return per class as follows: (4.07%) for Class A units; (3.16%) for Class B units; (2.90%) for Class C units; and (2.67%) for Class E units.  Class A units were first issued August 1, 2006; Class B units were first issued August 1, 2005; Class C units were first issued on April 1, 2008; and Class E units were first issued July 1, 2005.  Differences in these results may be attributable to general market conditions, timing of investments, and the differences in fee structures by class.

The Fund lost 3.77% for the three months ended June 30, 2013.  The Fund gained 0.23% in April 2013.  The month was once again dominated by stubbornly bullish equities, as indices recovered from modest drawdowns and posted solid results.  Seven of the thirteen managers in the Fund were profitable.  The Fund’s trend-based strategies led during the month.  Precious metals were among the more profitable markets to trade, as a sudden drop in prices was widely anticipated by most momentum-based models.  Gold’s drop was particularly noteworthy, as the yellow metal experienced its largest two-day swoon in nearly 30 years due to concern that Cyprus would be forced to liquidate its reserves.  Japan once again proved to be a boon to traders, as a falling yen and rising Nikkei resulted in profits.  Short-term traders were also big winners in April 2013, and have added to our returns in each of the last eight months.

Our commodity managers were not as fortunate.  A combination of volatility and counter-trend moves made trading in hard assets difficult in April 2013.  Fundamental and discretionary traders suffered from a lack of opportunity during the month.  The net result was flat to small losses for this portion of the portfolio, which dragged down our overall percentage return.

The Fund lost 3.05% in May 2013.  The month started with investors once again bullish equities, but that changed mid-month due to a sell-off in the Japanese equity markets.  Most risk assets followed the Nikkei lower, and the dollar rose in safe haven buying, which caused a number of trend reversals.  May 2013 proved to be an extremely tough month for managed futures.  The Man AHL Diversified Fund, which is one of the largest CTA programs in the world, had its worst month in a decade, sending its parent company’s stock down 17% on June 5, 2013.  Cantab Capital Partners, another well-known advisor based in London, had its worst month ever (-8.5%).  Similar losses were seen across the managed futures spectrum during May 2013.

Only three of the thirteen managers in the Fund were profitable during May 2013. The Fund’s trend-based strategies experienced the largest losses, as reversals in the Japanese yen, the Nikkei index, and the U.S. dollar all resulted in losses.  Unanticipated selling in the cotton market was also a contributor to losses.    Short-term trading was also unprofitable.  Gains in currencies and commodities slightly offset the losses in other markets.  Longer-term trend models were able to finish the month with slight gains.

The Fund lost 0.95% in June 2013.  The month started with equities trading steady into mid-month, but dropping off precipitously on news of a cash crunch in China and the belief that Federal asset purchases would taper off as the economy improves.  The sudden sell-off in equities and other risk assets caused a number of market trends to reverse course quickly, which resulted in losses for most managed futures programs.

Six of the thirteen managers in the Fund were profitable during June 2013. Commodity specialist managers were the most profitable, as downtrends in hard assets accelerated during the month.  The largest contributor to gains was in the cotton market, as a short squeeze in the next-to-expire contract caused a large rally.  Diversified trend followers were mostly lower, mainly due to difficult trading conditions in the currencies and financials sectors.  Short-term trading was unprofitable for the second consecutive month.

As we head into the second half of the year, investor perception of the current state of the economy is changing. One of the biggest changes in perception is the role of gold in a diversified portfolio.

After enjoying a spectacular decade of returns, gold took a breather in the second quarter. Recent data indicates that the inflation rate remains stubbornly low. That, coupled with the higher yields one can garner from the rise in interest rates over the last six weeks of the quarter ended June 30, 2013, has made the yellow metal seem more like a millstone than a core holding. The 30% drop in the SPDR Gold Shares ETF (GLD) from its peak this year is an indication that investors are seeking alternatives to precious metals. The same thing also seems to be occurring in other hard asset markets.

Bonds are getting more scrutiny as well. With so few places left to hide in the asset class, how will advisors be able to add diversification? Although fixed income still deserves a place in portfolios, allocation percentages need to be changed to reflect the realities of the current rising rate environment. Alternative investments like managed futures, which tend to profit the most during periods of increasing volatility, offers the potential for increased overall return and less portfolio variability.

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

“Value at Risk” is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector.  The exposure by Investment Funds to various market sectors is not transparent to the Fund and therefore, it is not possible to calculate the Value at Risk in any particular market sector.  The Value at Risk exposure of the Fund with any given Investment Fund is the amount of capital invested with that Investment Fund, as set forth below. The following represents the total investments of the Fund:

Fair Value of Market Risk Sensitive Instruments	Fair Value as of June 30, 2013	% of Total
ADF Trading Company I, LLC (Welton Investment Corporation) †	$44,058	0.09%
ADF Trading Company IV, LLC (Blackwater Capital Management LLC) †	5,489,754	11.30%
ADF Trading Company V, LLC (Abraham Diversified Fund) †	5,453,204	11.23%
ADF Trading Company VII, LLC (Aspen Partners Ltd) †	5,449,263	11.22%
ADF Trading Company IX, LLC (Eckhardt Trading Company) †	5,046,879	10.39%
ADF Trading Company X, LLC (Saxon Investment Corporation) †	5,029,307	10.36%
ADF Trading Company XII, LLC (Tactical Investment Management Corp) †	4,533,978	9.33%
Subtotal: Investment in Futures and Options Contracts	$31,046,443	63.92%
Aspen Commodity Long Short Fund, LLC	12,718,988	26.19%
Crabel Fund LP	4,801,650	9.89%
Subtotal: Investment in Funds	$17,520,638	36.08%
Total Fair Value	$48,567,081	100.00%

† ADF Trading Company I, LLC, ADF Trading Company IV, LLC, ADF Trading Company V, LLC, ADF Trading Company VII, LLC, ADF Trading Company IX, LLC, ADF Trading Company X, LLC, ADF Trading Company XII, LLC (each a “Trading Company” and together “Trading Companies”) are limited liability companies established by the Fund’s Managing Member through which assets are allocated to managed accounts traded by Portfolio Managers as indicated. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker and the fair value of futures contracts held in each Trading Company’s trading account. The fair value of these accounts includes cash on deposit with the Fund’s clearing broker of $16,252,737 and the fair value of futures and options contracts held in each Trading Company’s trading account of $506,358. Also included in the fair value (or the trading level) of these accounts is notional value of $14,287,348.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The principal executive officer and the principal financial officer of the Managing Member have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures. These controls and procedures are designed to ensure that the Fund records, processes, and summarizes the information required to be disclosed in the reports submitted to the Securities and Exchange Commission in a timely and effective manner. Based upon this evaluation, the principal executive officer and the principal financial officer of the Managing Member concluded that, as of June 30, 2013, the Fund's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in the Fund's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Fund's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No units were sold, nor were any units repurchased, by the Fund from April 1, 2013 to June 30, 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Effective as of January 11, 2013, Adam Langley resigned as Chief Compliance Officer of the Managing Member. George Davis Vick joined the Managing Member as the Chief Compliance Officer of the Managing Member on January 8, 2013.

Item 6.  Exhibits.

3.1	Certificate of Formation of Aspen Diversified Fund LLC, dated April 7, 2005, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10-K filed on April 17, 2008.

3.2	Limited Liability Company Agreement of Aspen Diversified Fund LLC, incorporated by reference herein, previously filed as an exhibit to the registrant’s Form 10 filed on August 6, 2007.

31.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Managing Partner of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Fund’s Managing Member pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes in XBRL

SIGNATURES

Aspen Diversified Fund LLC

Dated: August 14, 2013	By:	/s/ Bryan R. Fisher
Bryan R. Fisher
Managing Partner

By:	/s/ Deborah Terry
Deborah Terry
Chief Financial Officer